Form 10-Q
period 1996-03-31
CLARIFY INC
filed 1996-07-18
CIK 1000782

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-26776

CLARIFY INC.