Form 10-Q
period 1996-03-31
CLARIFY INC
filed 1996-08-13
CIK 1000782

================================================================================
- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                     OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                         Commission file number 0-26776

                                  CLARIFY INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                           77-0259235
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)           Identification Number)

                             2702 ORCHARD PARKWAY
                          SAN JOSE, CALIFORNIA 95134
                   (Address of principal executive offices)

                            -----------------------

                                 (408) 428-2000
              (Registrant's telephone number, including area code)

                            -----------------------

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     As of March 31, 1996 there were 9,625,143 shares of the Registrant's common stock outstanding.

- --------------------------------------------------------------------------------
================================================================================

                                   FORM 10-Q

                                     INDEX

PART I.    FINANCIAL INFORMATION                                       PAGE
                                                                       ----
Item 1.    Financial Statements

           Condensed Condolidated Balance Sheet
           At March 31, 1996 and December 31, 1995.................      3

           Condensed Consolidated Statement of Operations
           For the Three Months Ended March 31, 1996 and 1995......      4

           Condensed Consolidated Statement of Cash Flows
           For the Three Months Ended March 31, 1996 and 1995......      5

           Notes to Condensed Consolidated Financial Statements....      6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................      7

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K........................     11

SIGNATURES.........................................................     12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  CLARIFY INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA; UNAUDITED)

                                                                           March 31, December 31,
                                    ASSETS                                   1996       1995
                                                                           --------  ------------
Current assets:
 Cash and cash equivalents...............................................   $33,012       $31,553
 Short-term investments..................................................        --            --
 Accounts receivable, net of allowance for doubtful accounts of $589 at
   March 31, 1996 and $174 at December 31, 1995..........................     5,425         6,004
 Prepaid expenses and other current assets...............................     1,031           861
                                                                            -------       -------
   Total current assets..................................................    39,468        38,418
Property and equipment, net..............................................     2,586         1,872
Other noncurrent assets..................................................       123           286
                                                                            -------       -------
   Total assets..........................................................   $42,177       $40,576
                                                                            =======       =======
                                  LIABILITIES
Current liabilities:
 Accounts payable........................................................   $ 1,363       $   946
 Accrued payroll and other accrued liabilities...........................     3,522         2,617
 Current portion of capital lease obligations............................        45            81
 Unearned revenue........................................................     4,244         4,880
                                                                            -------       -------
   Total current liabilities.............................................     9,174         8,524
 Capital lease obligations, less current portions........................        --            --
                                                                            -------       -------
   Total liabilities.....................................................     9,174         8,524
                                                                            -------       -------
                              STOCKHOLDER'S EQUITY
Common stock, $.0001 par value:
 Authorized:  25,000,000 shares;
 Issued and outstanding:  9,625,143 at March 31, 1996 and 9,603,152 at
   December 31, 1995.....................................................         1             1
Capital in excess of par value...........................................    39,267        39,258
Cumulative translation adjustment........................................       (34)           (5)
Deferred compensation....................................................      (147)         (159)
Accumulated deficit......................................................    (6,084)       (7,043)
                                                                            -------       -------
   Total stockholder's equity............................................    33,003        32,052
                                                                            -------       -------
     Total liabilities and stockholder's equity..........................   $42,177       $40,576
                                                                            =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  CLARIFY INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA; UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   1996      1995
                                                 --------  --------
Statement of Operations Data:
 Revenues:
  License fees................................    $ 5,390    $2,799
  Services....................................      2,394     1,249
                                                  -------    ------
   Total revenues.............................      7,784     4,048
                                                  -------    ------

 Cost of revenues:
  License fees................................        175       182
  Services....................................      1,528     1,051
                                                  -------    ------
   Total cost of revenues.....................      1,703     1,233
                                                  -------    ------
   Gross margin...............................      6,081     2,815

 Operating expenses:
  Product development and engineering.........      1,555       895
  Sales and marketing ........................      3,089     1,375
  General and administrative..................        729       365
                                                  -------    ------
   Total operating expenses...................      5,373     2,635
                                                  -------    ------
   Operating income...........................        708       180

 Interest income..............................        361        40
 Interest expense.............................         (3)      (39)
                                                  -------    ------
    Income before provision for income taxes..      1,066       181
 Provision for income taxes...................       (107)      (11)
                                                  -------    ------
     Net income...............................    $   959    $  170
                                                  =======    ======

 Net income per share.........................    $  0.09    $ 0.02
                                                  =======    ======

 Shares used in per share computations........     10,373     7,599
                                                  =======    ======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  CLARIFY INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA; UNAUDITED)


                                                                           Three Months Ended
                                                                                March 31,
                                                                           -------------------
                                                                             1996       1995
                                                                           --------   --------
Cash flows from operating activities:
   Net cash provided by (used in) operating activities...................   $ 2,273    $  (48)

Cash flows from investing activities:
 Purchase of property and equipment......................................      (950)     (253)
 Purchases of short-term investments.....................................        --      (972)
 Sale and maturities of short-term investments...........................        --     1,941
 (Increase) decrease in other assets.....................................       163      (264)
                                                                            -------    ------
   Net cash provided by (used in) investing activities...................      (787)      452
                                                                            -------    ------

Cash flows from financing activities:
 Payments of capital lease obligations...................................       (36)      (43)
 Proceeds from issuance of Common Stock..................................         9        16
                                                                            -------    ------
   Net cash provided by (used in) financing activities...................       (27)      (27)
                                                                            -------    ------

Net increase (decrease) in cash and cash equivalents.....................     1,459       377
Cash and cash equivalents, beginning of period...........................    31,553     3,154
                                                                            -------    ------

Cash and cash equivalents, end of period.................................   $33,012    $3,531
                                                                            =======    ======
Supplemental disclosure of cash flow information:
Supplemental disclosure of noncash investing and financing activity:
 Capital lease obligations incurred in connection with equipment leases..              $   26
                                                                                       ======
 Change in unrealized holding gain on short-term investments.............              $  (14)
                                                                                       ======
 Deferred compensation...................................................              $  188
                                                                                       ======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  CLARIFY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations, and cash flows of Clarify Inc. ("Clarify" or the "Company"), for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Form 10-K as filed with the Securities and Exchange Commission on April 1, 1996. The consolidated results of operations for the period ended December 31, 1995 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996. The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Subsequent Events
     -----------------

     On April 18, 1996 the Company acquired Metropolis Software, Inc. ("Metropolis"). The Company acquired 100 percent of the outstanding shares of Metropolis in exchange for 370,000 shares of the Company's Common Stock. The company will account for the transaction as a pooling of interests.

                                  CLARIFY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Clarify Inc. ("Clarify" or the "Company") operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. These discussions have included forward looking statements that involve a number of risks and uncertainties that could cause future results to differ materially. Among these risk factors are continuing acceptance of Clarify's products in the marketplace, the Company's ability to grow from the sales of these products, general competitive pressures in the marketplace, the continued overall growth in the customer interaction software industry, the Company's ability to integrate a recently merged company, and the management of future growth which will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee workforce. Further information on potential factors which could affect the Company's financial results are included in, but not limited to, the Company's registration statement filed with the SEC and declared effective on November 2, 1995, containing the IPO prospectus, the Company's Form 10-K for the calendar year ended December 31, 1995, or any other filings with the SEC which set forth at length a number of key risk factors relating to the Company's business, product and markets, which could cause the actual results of the business operations in 1996 to differ materially from those suggested in these forward-looking statements.

     On April 18, 1996, the Company acquired Metropolis Software, Inc. (Metropolis), a sales force automation software provider. The Company's product line will be extended to address the broader market opportunity of customer interaction management (CIM). Management of the Company will be required to devote substantial time and attention to the completion of the acquisition and the integration of these businesses for an extended period of time. The integration of recently merged companies is extensive, difficult and time consuming and subject to a number of inherent risks. There can be no assurance that operational or financial problems will not occur as a result of the merger. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees, including additional finance personnel, could have a material adverse effect on the Company's business, operation results or financial condition.

Revenues

     The Company's revenues are derived primarily from license fees, fees from the sublicense of third-party software products and charges for services, including maintenance, consulting and training. For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition," dated December 12, 1991, issued by the American Institute of Certified Public Accountants. License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicenses of third-party software products. The Company recognizes initial license fee revenues only after delivery and installation of software products and if there are no remaining significant post-installation obligations. If significant post-installation obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or until acceptance has occurred. Sales of additional licenses to the Company's existing customers are recognized upon shipment. Service revenues have consisted primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed.

     Total revenues increased from $4.0 million in the first quarter of 1995 to $7.8 million in the first quarter of 1996, representing an increase of 92% due to increases in both license fees and services revenues. The Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

     License Fees. License fee revenues increased from $2.8 million in the first three months of 1995 to $5.4 million in the first three months of 1996, representing an increase of 93%. The increase was primarily due to increased market acceptance of the Company's existing products, the expansion of the Company's direct sales force, the recognition of $1.1 million of 1996 license fee revenues from Hewlett-Packard Company pursuant to the agreement and the December 1995 release of ClearExpress WebSupport.

     Services. Revenues from services increased from $1.2 million in the first quarter of 1995 to $2.4 million in the first quarter of 1996, representing an increase of 92%. The increase in dollar amount was due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with increased sales of the Company's applications.

Costs of Revenues

     Cost of License Fees. Cost of license fees of $0.2 million in the first quarter of 1996 were unchanged from the first quarter of 1995. Cost of license fees consists primarily of the costs of sublicensing third party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. Accordingly, cost of license fees includes no amortization of capitalized software development costs. Cost of license fees as a percentage of license fees may fluctuate from period to period due to the increased or decreased sale of royalty bearing software products. Cost of license fees represent 3% of 1996 license fee revenues as compared to 7% for the same period of 1995.

     Cost of Services. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. Cost of services increased from $1.1 million for the first quarter of 1995 to $1.5 million for the first quarter of 1996, representing an increase of 45%. The dollar increase is due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base and costs related to the use of independent consultants. The Company expects to make continued investments in its service organization to develop service capabilities in anticipation of supporting the increasing number of users in the customer installed base and, therefore, currently anticipates that cost of services will increase in absolute dollars in future periods.

Operating Expenses

     Product Development and Engineering. Product development and engineering expenses increased from $0.9 million in the first three months of 1995 to $1.6 million in the first quarter of 1996 or 22% and 20% of total revenues, respectively. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in dollar amount was primarily attributable to an increase in personnel and related overhead costs. The decrease in product development and engineering expenses as a percentage of total revenues was primarily due to the growth in revenues. The Company currently anticipates that product development and engineering expenses may increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

     Sales and Marketing. Sales and marketing expenses increased from $1.4 million in the first quarter of 1995 to $3.1 million in the first quarter of 1996 and represented 34% and 40% of total revenues, respectively. Sales and marketing expenses consist primarily of employee salaries, sales commissions and promotional expenses. The increase in dollar amount and percentage of total revenues was primarily due to the expansion of the Company's worldwide sales and marketing organization and higher sales commissions associated with increased revenue. The

Company currently expects sales and marketing expenses to increase in absolute dollars in future periods as the Company continues to invest in sales and marketing activities.

     General and Administrative. General and administrative expenses increased from $0.4 million in the first quarter of 1995 to $0.7 million in the first quarter of 1996 and represented 9% of total revenues for both periods. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. The increase in dollar amount was due primarily to increases in personnel and related overhead costs. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company expands its operations and as a result of costs associated with being a public company. The Company has recorded deferred compensation of $188,000 for the difference between the grant price and the deemed fair value of the Company's Common Stock for 239,667 shares subject to options granted in the first six months of 1995. The deferred compensation is being amortized to expense over the vesting period of the options, generally four years, and $41,000 has been amortized as of March 31, 1996.

     Interest Income (Expense). The Company incurred net interest income of $1,000 in the first three months of 1995, and $358,000 in the same period of 1996. Interest expense decreased $36,000 from the first quarter of 1995 to the first quarter of 1996 due to the retirement of equipment leases. The increase in interest income in 1996 resulted from interest earned on excess cash balances. Such cash balances resulted primarily from the sale of common stock in November 1995 in an initial public offering which raised net proceeds of approximately $26.8 million. As of March 31, 1996, the Company has no long-term equipment leases.

     Provision for Income Taxes. The Company has provided 10% and 6% of income for income taxes for the first quarter of 1996 and 1995, respectively. In the future, the Company's effective tax rate may increase to as high as 40% due to the reversal of its valuation allowance as the Company continues to achieve profitable performance.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception until its initial public offering in November 1995, which resulted in net proceeds of $26.8 million, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds of private sales of Preferred and Common Stock. At March 31, 1996, the Company's principal sources of liquidity includes cash and cash equivalents of $33.0 million, and a $1.0 million revolving line of credit agreement that expires in April 1996. To date, the Company has not utilized this line of credit. Any borrowings under the line of credit are secured by substantially all of the Company's assets and bear interest at the bank's prime rate plus 0.5%. The line of credit agreement prohibits the payment of cash dividends and subjects the Company to certain financial covenants on an ongoing basis. As of December 31, 1995, the Company was in compliance with such covenants.

     The Company's operating activities generated cash of $2.3 million in the first three months of 1996 and used cash of $48,000 in the first three months of 1995. The growth in cash generation is attributed principally to the increased profitability of operations, the reduction of accounts receivable, increased payables and related accruals, partially offset by the decrease in unearned revenue. The decrease in deferred revenues resulted from the expected high installation completions. Initial license fee revenues are deferred until delivery and installation of software products and no significant obligations remain or until acceptance occurs. Maintenance fees are deferred and are recognized ratably over the contract period. Accounts receivable experienced a corresponding decrease of $0.6 million in the first three months of 1996.

     Investing activities used net cash of $0.8 million in the first quarter of 1996 and generated $0.5 million of net cash in the first quarter of 1995. Included in these totals are the net cash provided or used by the purchase and sale of short-term investments and purchases of property and equipment. There were no purchases of short-term investments and the Company used $950,000 and $253,000 of cash during the first three months of 1996 and 1995, respectively, to purchase property and equipment. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows.

     Financing activities used cash of $27,000 in both the first quarter of 1996 and 1995.

     The Company believes that the proceeds from the recent sale of the Common Stock, together with its existing sources of liquidity and cash generated from operations, will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 11.1 Computation of Earnings Per Common Share

               Exhibit 27 Commercial and Industrial Companies Article 5 of Regulation S-X

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 1996                     CLARIFY INC.
                                        (Registrant)



                                        By:  /s/ Ray M. Fritz
                                           -------------------------------------
                                           Ray M. Fritz
                                           Vice President and Chief Financial
                                           Officer (Duly Authorized Officer and
                                           Principal Financial Officer)