Form 10-Q
period 1996-06-30
CLARIFY INC
filed 1996-08-14
CIK 1000782

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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




                             2702 ORCHARD PARKWAY
                          SAN JOSE, CALIFORNIA 95134
                   (Address of principal executive offices)
                   -----------------------------------------

                                (408) 428-2000
             (Registrant's telephone number, including area code)

                   -----------------------------------------

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---      ---

     As of June 30, 1996 there were 10,069,441 shares of the Registrant's common stock outstanding.

                                   FORM 10-Q

                                     INDEX



PART 1. FINANCIAL INFORMATION                                           PAGE

                                                                        ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          At June 30, 1996 and December 31, 1995...........................3

          Condensed Consolidated Statements of Operations
          For the three and six months ended June 30, 1996 and 1995........4

          Condensed Consolidated Statements of Cash Flows
          For the six months ended June 30, 1996 and 1995..................5

          Notes to Condensed Consolidated Financial Statements.............6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................11

SIGNATURES................................................................12

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                 CLARIFY INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA; UNAUDITED)

                                                                                                      June 30,        December 31,
                                                                                                       1996              1995
                                                                                                      --------        -----------
                                                   ASSETS
Current assets:
  Cash and cash equivalents.....................................................................       $33,616          $31,813
  Short-term investments........................................................................            --               --
  Accounts receivable, net of allowance for doubtful accounts of $752 at
   June 30, 1996 and $484 at December 31, 1995..................................................         7,360            7,132
  Prepaid expenses and other current assets.....................................................         1,306              938
  Deferred tax..................................................................................           800                0
                                                                                                      --------          -------
      Total current assets......................................................................        43,082           39,883
Property and equipment, net.....................................................................         3,489            2,258
Other noncurrent assets.........................................................................           367              142
                                                                                                      --------          -------
       Total assets.............................................................................      $ 46,938          $42,283
                                                                                                      ========          =======


                                                 LIABILITIES

Current liabilities:
  Accounts payable..............................................................................       $ 2,971          $ 1,109
  Accrued payroll and other accrued liabilities.................................................         4,873            3,047
  Notes payable.................................................................................           350              215
  Current portion of capital lease obligations..................................................            27               81
  Unearned revenue..............................................................................         3,371            5,302
                                                                                                      --------          -------
      Total current liabilities.................................................................        11,592            9,754
  Capital lease obligations, less current portions..............................................            --            1,047

       Total liabilities........................................................................        11,592           10,801
                                                                                                      --------          -------

                                           STOCKHOLDER'S EQUITY

Common stock, $.0001 par value:
  Authorized:  25,000,000 shares;
  Issued and outstanding: 10,069,441 at June 30, 1996 and 9,973,152 at
   December 31, 1995............................................................................             1                1
  Capital in excess of par value................................................................        40,032           39,317
  Cumulative translation adjustment.............................................................           (57)              (5)
  Deferred compensation.........................................................................          (135)            (159)
  Accumulated deficit...........................................................................        (4,495)          (7,672)
                                                                                                      --------          -------
     Total stockholder's equity.................................................................        35,346           31,482
                                                                                                      --------          -------
     Total liabilities and stockholder's equity.................................................      $ 46,938          $42,283
                                                                                                      ========          =======

                The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 CLARIFY INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA; UNAUDITED)


                                                                       Three Months Ended                  Six Months Ended
                                                                             June 30,                           June 30,
                                                                 -----------------------------      --------------------------------
                                                                         1996          1995                 1996       1995
                                                                 --------------- -------------      --------------  ---------------
Statement of Operations Data:
  Revenues:
    License fees.......................................              $ 7,708         $ 3,593             $13,524         $6,637
    Services...........................................                3,429           1,948               6,567          4,096
                                                                      ------         -------             -------         ------
      Total revenues...................................               11,137           5,541              20,091         10,733
                                                                     -------          ------             -------        -------
   Cost of revenues:
      License fees.....................................                  306             206                 489            388
      Services.........................................                2,142           1,152               4,129          2,541
                                                                     -------          ------             -------        -------
        Total cost of revenues.........................                2,448           1,358               4,618          2,929
                                                                      ------         -------             -------         ------
        Gross margin...................................                8,689           4,183              15,473          7,804

   Operating expenses:
      Product development and engineering..............                2,151           1,257               4,029          2,412
      Sales and marketing..............................                4,233           2,112               7,680          3,605
      General and administrative.......................                1,004             455               1,872            876
      Merger costs.....................................                1,061              --               1,061             --
                                                                     -------          ------             -------        -------
          Total operating expenses.....................                8,449           3,824              14,642          6,893
                                                                     -------          ------             -------        -------
          Operating income.............................                  240             359                 831            911

 Interest income.......................................                  351              33                 712             74
 Interest expense......................................                  (14)            (41)                  9            (83)
                                                                     -------          ------             -------        -------
          Income before provision
            for income taxes...........................                  577             351               1,552            902
 Provision for (benefit from) income taxes.............                  685             (13)                578            (24)
                                                                      ------         -------             -------         ------
          Net income...................................              $ 1,262          $  338             $ 2,130        $   878
                                                                     =======          ======             =======        =======
 Net income per share..................................              $  0.12          $ 0.04             $  0.20        $  0.11
                                                                     =======          ======             =======        =======

 Shares used in per share computations.................               10,790           8,248              10,596          8,108
                                                                     =======          ======             =======        =======





                The accompanying notes are an integral part of
                   these consolidated financial statements.

                                 CLARIFY INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA; UNAUDITED)

                                                                        Six Months Ended
                                                                            June 30,
                                                                     -------------------------
                                                                       1996             1995
                                                                     --------         --------
Cash flows from operating activities:
          Net cash provided by (used in) operating activities.....    $ 3,249          $   (4)

Cash flows from investing activities:
          Purchase of property and equipment......................     (2,017)           (784)
            Sale and maturities of short-term investments.........         --             972
          (Increase) decrease in other assets.....................       (225)            (70)
                                                                      -------          ------
            Net cash provided by (used in) investing activities...     (2,242)            118
                                                                      -------          ------

Cash flows from financing activities:
          Proceeds from capital lease obligations.................         --              57
          Payments of capital lease obligations...................        (54)           (166)
          Proceeds from issuance of Common Stock..................        715             288
          Repurchases of Common Stock.............................         --              (1)
          Payments of notes payable...............................        135              --
          Dividends paid..........................................         --            (180)
                                                                       ------          ------
            Net cash provided by (used in) financing activities...        796              (2)
                                                                      -------          ------

Net increase (decrease) in cash and cash equivalents..............      1,803             112
Cash and cash equivalents, beginning of period....................     31,813           3,247
                                                                      -------          ------
Cash and cash equivalents, end of period..........................    $33,616          $3,359
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

                                 CLARIFY INC.

             NOTES  TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        Basis of Presentation
          ---------------------

          The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations, and cash flows of Clarify Inc. ("Clarify" or the "Company"), for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Form 10-K as filed with the Securities and Exchange Commission on April 1, 1996. The consolidated results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996. The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Previous results have been restated to reflect the recently completed acquisition of Metropolis Software, Inc. which was accounted for as a pooling of interests.

                                 CLARIFY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Clarify Inc. ("Clarify" or the "Company") operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. These discussions include forward looking statements that involve a number of risks and uncertainties that could cause future results to differ materially. Among these risk factors are continuing acceptance of Clarify's products in the marketplace, the Company's ability to grow from the sales of these products, general competitive pressures in the marketplace, the continued overall growth in the customer interaction software industry, the Company's ability to integrate a recently merged company, and the management of future growth which will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee workforce. Further information on potential factors which could affect the Company's financial results are included in, but not limited to, the Company's registration statement filed with the SEC and declared effective on November 2, 1995, containing the IPO prospectus, the Company's Form 10-K for the calendar year ended December 31, 1995, or any other filings with the SEC which set forth at length a number of key risk factors relating to the Company's business, product and markets, which could cause the actual results of the business operations in 1996 to differ materially from those suggested in these forward-looking statements.

          On April 18, 1996, the Company acquired Metropolis Software, Inc. (Metropolis), a sales force automation software provider. The Company's product line will be extended to address the broader market opportunity of customer interaction management (CIM). Management of the Company will be required to devote substantial time and attention to the completion of the acquisition and the integration of these businesses for an extended period of time. The integration of recently acquired companies is extensive, difficult and time consuming and subject to a number of inherent risks. There can be no assurance that operational or financial problems will not occur as a result of the merger. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees, including additional finance personnel, could have a material adverse effect on the Company's business, operation results or financial condition.


RESULTS OF OPERATIONS

Revenues
- --------

          The Company's revenues are derived primarily from license fees, fees from the sublicense of third-party software products and charges for services, including maintenance, consulting and training. For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition," dated December 12, 1991, issued by the American Institute of Certified Public Accountants. License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicenses of third-party software products. The Company recognizes initial license fee revenues only after delivery and installation of software products and if there are no remaining significant post-installation obligations. If significant post-installation obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or until acceptance has occurred. Sales of additional licenses to the Company's existing customers are recognized upon shipment. Service revenues consist primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed.

          Total revenues increased from $5.5 million in the second quarter of 1995 to $11.1 million in the second quarter of 1996, representing an increase of 101%, while total revenue of $20.1 million for the first six months of 1996 increased 87% over the same period in the prior year. These increases are due to growth in both license fees and services revenues. The Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

          License Fees.  License fee revenues increased from $3.6 million in the
          ------------
second quarter of 1995 to $7.7 million in the second quarter of 1996, representing an increase of 115%, while license fee revenues of $13.5 million for the first six months of 1996 increased 104% over the same period in the prior year. The increase was primarily due to increased market acceptance of the Company's existing products, the expansion of the Company's direct sales force and customer service support teams, the recognition of $2.0 million of 1996 license fee revenues from various divisions of Hewlett-Packard Company pursuant to the agreement and the commencement of ClearExpress WebSupport commercial shipments.

          Services.  Revenues from services increased from $1.9 million in the
          --------
second quarter of 1995 to $3.4 million in the second quarter of 1996, representing an increase of 76%, while revenues from services of $6.6 million for the first six months of 1996 increased 60% over the same period in the prior year. The increase in dollar amount was due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with increased sales of the Company's applications.

Costs of Revenues
- -----------------

          Costs of License Fees.  Cost of license fees increased from $0.2
          ---------------------
million in the second quarter of 1995 to $0.3 million in the second quarter of 1996, representing an increase of 49%, while cost of license fees of $0.5 million for the first six months of 1996 increased 26% over the same period in the prior year. Cost of license fees consists primarily of the costs of sublicensing third party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. Accordingly, cost of license fees includes no amortization of capitalized software development costs. Cost of license fees as a percentage of license fees may fluctuate from period to period due to the increased or decreased sale of royalty bearing software products. Cost of license fees represent 4% of 1996 license fee revenues for the second quarter and first six months of 1996, as compared to 6%, for the same periods in 1995.

          Cost of Services.  Cost of services consists primarily of costs
          ----------------
incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. Cost of services increased from $1.2 million for the second quarter of 1995 to $2.1 million for the second quarter of 1996, representing an increase of 86% while costs of $4.1 million for the first six months of 1996 increased 63% over the same period in the prior year. The increase is due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base and costs related to the use of independent consultants. The Company expects to make continued investments in its service organization to develope service capabilities in anticipation of supporting the increasing number of users in the customer installed base and, therefore, currently anticipates that cost of services will increase in absolute dollars in future periods.

Operating Expenses
- ------------------

          Product Development and Engineering.  Product development and
          -----------------------------------
engineering expenses increased from $1.3 million in the second quarter of 1995 to $2.2 million in the second quarter of 1996, representing 23% and 19% of total revenues, respectively, while costs for the first six months of 1995 and 1996 represented 22% and 20% of total revenues, respectively. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in dollar amount was primarily attributable to an increase in personnel and related overhead costs. The decrease in product development and engineering expenses as a percentage of total revenues was primarily due to the growth in revenues. The Company currently anticipates that product development and engineering expenses may increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

          Sales and Marketing.  Sales and marketing expenses increased from $2.1
          -------------------
million in the second quarter of 1995 to $4.2 million in the second quarter of 1996 and represented 38% of total revenues for both years, while they represented 34% and 38% for the first six months of 1995 and 1996, respectively. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount and percentage of total revenues was primarily due to the expansion of the Company's worldwide sales and marketing organization and higher sales commissions associated with increased revenue. The Company currently expects sales and marketing expenses to increase in absolute dollars in future periods as the Company continues to invest in sales and marketing activities.

          General and Administrative.  General and administrative expenses
          --------------------------
increased from $0.5 million in the second quarter of 1995 to $1.0 million in the second quarter of 1996 and represented 8% and 9% of total revenues, respectively, for such periods as well as for the first six months of each comparative year. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. The increase in dollar amount was due primarily to increases in personnel and related overhead costs. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company expands its operations and as a result of costs associated with being a public company. The Company has recorded deferred compensation of $188,000 for the difference between the grant price and the deemed fair value of the Company's Common Stock for 239,667 shares subject to options granted in the first six months of 1995. The deferred compensation is being amortized to expense over the vesting period of the options, generally four years, and $52,000 has been amortized as of June 30, 1996.

          Merger costs.  The Company incurred $1.1 million of one time merger
          ------------
related expenses in connection with the recently completed acquisition of Metropolis Software, Inc.

          Interest Income (Expense).  The Company incurred net interest expense
          -------------------------
of $8,000 in the second quarter of 1995, and net interest income of $337,000 in the same period of 1996 and net interest expense of $9,000 in the first six months of 1995 and net interest income of $721,000 in the same period of 1996. Interest expense decreased $27,000 from the second quarter of 1995 to the second quarter of 1996 due to the retirement of equipment leases. The increase in interest income in 1996 resulted from interest earned on excess cash balances. These cash balances resulted primarily from the sale of Common Stock in November 1995 in an initial public offering which raised net proceeds of approximately $26.8 million. As of June 30, 1996, the Company has no long-term equipment leases.

          Provision for Income Taxes.  The Company recognized deferred tax
          --------------------------
assets in accordance with SFAS No. 109, Accounting for Income Taxes, of $800,000 in the second quarter of 1996. Income taxes are provided at a rate of 4% for the second quarter of 1995 and 20% for the same period in 1996. Income tax provision for the first six months of 1995 and 1996 was at a rate of 3% and 14%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          Since inception until its initial public offering in November 1995, which resulted in net proceeds of $26.8 million, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds of private sales of Preferred and Common Stock. At June 30, 1996, the Company's principal sources of liquidity includes cash and cash equivalents of $33.6 million.

          The Company's operating activities generated cash of $3.2 million in the first six months of 1996 and used cash of $4,000 in the first six months of 1995. The growth in cash generation is attributed principally to the increased profitability of operations, increased payables and other accrued liabilities, partially offset by a decrease in unearned revenue. Initial license fee revenues are deferred until delivery and installation of software products and no significant obligations remain or until acceptance occurs. Maintenance fees are deferred and are recognized ratably over the contract period. Accounts receivable increased only $0.5 million due to increased collection activity.

          Investing activities used net cash of $2.2 million in the first six months of 1996 and generated $0.1 million of net cash in the six months of 1995. Included in these totals are the net cash provided or used by the purchase and sale of short-term investments and purchases of property and equipment. There were no sales of short-term investments in the first half of 1996 and in the same period of 1995 short-term investments generated cash of $1.0 million. The Company used $2.0 million and $0.8 million of cash during the first six months of 1996 and 1995, respectively, to purchase property and equipment. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows.

          Financing activities generated cash of $0.8 million and used cash of $2,000 in the first half of 1996 and 1995 respectively. The increase is due to the sale of the Company's Common Stock in the recently formed Employee Stock Purchase Plan.

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

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit 11.1 Computation of Earnings Per Common Share

                  Exhibit 27 Commercial and Industrial Companies Article 5 of Regulation S-X

            (b)   Reports on Form 8-K

                  A Form 8-K was filed by the Company on April 18, 1996 in conjunction with the acquisition of Metropolis Software, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 1996                  CLARIFY INC.
                                       (Registrant)



                                       By: /s/ Ray M. Fritz
                                           ------------------------------
                                           Ray M. Fritz
                                           Vice President and Chief
                                           Financial Officer (Duly
                                           Authorized Officer and Principal
                                           Financial Officer)