Form 10-Q
period 1996-09-30
CLARIFY INC
filed 1996-11-13
CIK 1000782

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                --------------

                                (408) 428-2000
             (Registrant's telephone number, including area code)

                                --------------

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

     As of September 30, 1996 there were 20,220,880 shares of the Registrant's common stock outstanding.

================================================================================

                                   FORM 10-Q

                                     INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         At September 30, 1996 and December 31, 1995.......................  3

         Condensed Consolidated Statements of Operations
         For the three and nine months ended September 30, 1996 and 1995...  4

         Condensed Consolidated Statements of Cash Flows
         For the nine months ended September 30, 1996 and 1995.............  5

         Notes to Condensed Consolidated Financial Statements..............  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................. 17

SIGNATURES................................................................. 18

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 CLARIFY INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA; UNAUDITED)

                                                                                      September 30,  December 31,
                                     ASSETS                                               1996          1995
                                                                                         -------        -------
Current assets:
          Cash and cash equivalents.................................................     $34,155        $31,813
          Short-term investments....................................................       1,994             --
          Accounts receivable, net of allowance for doubtful accounts of $759 at
            September 30, 1996 and $174 at December 31, 1995........................      12,494          7,132
          Prepaid expenses and other current assets.................................       2,243            938
          Deferred tax..............................................................         800             --
                                                                                         -------        -------
            Total current assets....................................................      51,686         39,883
          Property and equipment, net...............................................       4,631          2,258
          Other noncurrent assets...................................................       2,484            142
                                                                                         -------        -------
            Total assets............................................................     $58,801        $42,283
                                                                                         =======        =======

                                  LIABILITIES

Current liabilities:
          Accounts payable..........................................................     $ 1,272        $ 1,109
          Accrued payroll and other accrued liabilities.............................       8,001          3,047
          Notes payable.............................................................          --            215
          Current portion of capital lease obligations..............................          --             81
          Unearned revenue..........................................................      10,940          5,302
                                                                                         -------        -------
            Total current liabilities...............................................      20,213          9,754
          Notes payable to shareholders, noncurrent.................................          --          1,047
                                                                                         -------        -------
            Total liabilities.......................................................      20,213         10,801
                                                                                         -------        -------

                              STOCKHOLDER'S EQUITY

Common stock, $.0001 par value:
          Authorized:  25,000,000 shares;
          Issued and outstanding: 20,220,880 at September 30, 1996 and
            19,946,304 at December 31, 1995.........................................           1              1
Capital in excess of par value......................................................      40,096         39,317
Cumulative translation adjustment...................................................         (59)            (5)
Deferred compensation...............................................................        (124)          (159)
Accumulated deficit.................................................................      (1,326)        (7,672)
                                                                                         -------        -------
            Total stockholder's equity..............................................      38,588         31,482
                                                                                         -------        -------
              Total liabilities and stockholder's equity............................     $58,801        $42,283
                                                                                         =======        =======

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                                  CLARIFY INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA; UNAUDITED)

                                               Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                               ------------------          -----------------
                                               1996       1995             1996      1995
                                               -------    -------          -------   -------
Statement of Operations Data:
 Revenues:
  License fees..............................   $12,168    $ 3,688          $25,692   $10,325
  Services..................................     4,833      2,275           11,400     6,371
                                               -------    -------          -------   -------
    Total revenues..........................    17,001      5,963           37,092    16,696
                                               -------    -------          -------   -------

 Cost of revenues:
  License fees..............................       425        163              914       551
  Services..................................     2,973      1,409            7,102     3,950
                                               -------    -------          -------   -------
    Total cost of revenues..................     3,398      1,572            8,016     4,501
                                               -------    -------          -------   -------
    Gross margin............................    13,603      4,391           29,076    12,195

 Operating expenses:
  Product development and engineering.......     2,957      1,438            6,986     3,850
  Sales and marketing.......................     5,770      2,229           13,450     5,834
  General and administrative................     1,304        645            3,176     1,521
  Merger costs..............................        --         --            1,061        --
                                               -------    -------          -------   -------
    Total operating expenses................    10,031      4,312           24,673    11,205
                                               -------    -------          -------   -------
    Operating income........................     3,572         79            4,403       990

 Interest income............................       395         45            1,107       119
 Interest expense...........................        (6)       (74)               3      (157)
                                               -------    -------          -------   -------
    Income before provision
       for income taxes.....................     3,961         50            5,513       952
 Provision for (benefit from) income taxes..       792         38              214       (62)
                                               -------    -------          -------   -------
          Net income........................   $ 3,169    $    12          $ 5,299   $   890
                                               =======    =======          =======   =======
 Net income per share.......................   $  0.15    $ 0.001          $  0.25   $  0.05
                                               =======    =======          =======   =======
 Shares used in per share computations......    21,720     17,202           21,355    16,545
                                               =======    =======          =======   =======

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                                  CLARIFY INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA; UNAUDITED)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                 ------------------
                                                                  1996       1995
                                                                 -------    -------
Cash flows from operating activities:
  Net cash provided by operating activities.............         $ 9,790    $ 2,272
                                                                 -------    -------

Cash flows from investing activities:
 Purchase of property and equipment.....................          (3,595)    (1,144)
 Purchase of short-term investments.....................          (2,987)        --
 Sale and maturities of short-term investments..........             993        972
 Increase in other assets...............................          (2,342)       (58)
                                                                 -------    -------
  Net cash used in investing activities.................          (7,931)      (230)
                                                                 -------    -------

Cash flows from financing activities:
 Proceeds from capital lease obligations................              --         57
 Payments of capital lease obligations..................             (81)      (260)
 Proceeds from issuance of Common Stock.................             779        135
 Repurchases of Common Stock............................              --         --
 Payments of notes payable..............................            (215)        --
 Dividends paid.........................................              --       (180)
                                                                 -------    -------
  Net cash provided by (used in) financing activities...             483       (248)
                                                                 -------    -------

Net increase in cash and cash equivalents...............           2,342      1,794
Cash and cash equivalents, beginning of period..........          31,813      3,247
                                                                 -------    -------

Cash and cash equivalents, end of period................         $34,155    $ 5,041
                                                                 =======    =======

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                                  CLARIFY INC.

             NOTES  TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        Basis of Presentation
          ---------------------

    The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations, and cash flows of Clarify Inc. ("Clarify" or the "Company"), for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Form 10-K as filed with the Securities and Exchange Commission on April 1, 1996. The consolidated results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996. The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Previous results have been restated to reflect the recently completed acquisition of Metropolis Software, Inc. which was accounted for as a pooling of interests. Previous earnings per common shares and common shares outstanding have been restated to reflect the recently announced stock split.

                                  CLARIFY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Clarify Inc. ("Clarify" or the "Company") operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. These discussions include forward looking statements that involve a number of risks and uncertainties that could cause future results to differ materially. Among these risk factors are continuing acceptance of Clarify's products in the marketplace, the Company's ability to grow from the sales of these products, general competitive pressures in the marketplace, the continued overall growth in the customer interaction software industry, the Company's ability to integrate a recently merged company, and the management of any future growth which will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its workforce. Further information on potential factors which could affect the Company's financial results are included in, but not limited to, the Company's registration statement filed with the Securities and Exchange Commission ("SEC") and declared effective on November 2, 1995, containing the initial public offering ("IPO") prospectus and the Company's Form 10-K for the calendar year ended December 31, 1995, which set forth at length a number of key risk factors relating to the Company's business, product and markets, which could cause the actual results of the business operations in 1996, as well as in the future, to differ materially from those suggested in these forward-looking statements.

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

    On September 20, 1996 the Company announced a 2-for-1 stock split for stockholders of record on September 30, 1996. The stock split was effected in the form of a stock dividend and entitled each stockholder of record to receive one share for every share of common stock held on the record date.

RESULTS OF OPERATIONS

Revenues
--------

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

    Total revenues increased from $6.0 million in the third quarter of 1995 to $17.0 million in the third quarter of 1996, representing an increase of 185%, while total revenue of $37.1 million for the first nine months of 1996 increased 122% over the same period in the prior year. These increases are due to growth in both license fees and services revenues. The Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

    License Fees.  License fee revenues increased from $3.7 million in the third
    ------------
quarter of 1995 to $12.2 million in the third quarter of 1996, representing an increase of 230%, while license fee revenues of $25.7 million for the first nine months of 1996 increased 149% over the same period in the prior year. The increase was primarily due to increased market acceptance of the Company's existing products, the expansion of the Company's direct sales force and customer service support teams, the recognition of $2.3 million and $2.0 million of 1996 license fee revenues from Microsoft Corporation and from various divisions of Hewlett-Packard Company, respectively, pursuant to the agreements with these customers. Sprint Corporation and Microsoft Corporation license fee revenues recognized in the third quarter of 1996 accounted for 14% and 13% of total license fee revenues for the period, respectively.

    Services.  Revenues from services increased from $2.3 million in the third
    --------
quarter of 1995 to $4.8 million in the third quarter of 1996, representing an increase of 112%, while revenues from services of $11.4 million for the first nine months of 1996 increased 79% over the same period in the prior year. The increase in dollar amount was due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with increased sales of the Company's applications.

Costs of Revenues
-----------------

    Cost of License Fees.  Cost of license fees increased from $0.2 million in
    --------------------
the third quarter of 1995 to $0.4 million in the third quarter of 1996, representing an increase of 161%, while cost of license fees of $0.9 million for the first nine months of 1996 increased 66% over the same period in the prior year. Cost of license fees consists primarily of the costs of sublicensing third party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. Accordingly, cost of license fees includes no amortization of capitalized software development costs. Cost of license fees as a percentage of license fees may fluctuate from period to period due to the increased or decreased sale of royalty bearing software products. Cost of license fees represents 3% and 4% of 1996 license fee revenues for the third quarter and first nine months of 1996, respectively, as compared to 4% and 5%, respectively, for the same periods in 1995.

    Cost of Services.  Cost of services consists primarily of costs
    ----------------
incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. Cost of services increased from $1.4 million for the third quarter of 1995 to $3.0 million for the third quarter of 1996, representing an increase of 111%, while costs of $7.1 million for the first nine months of 1996 increased 80% over the same period in the prior year. The increase is due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base and costs related to the use of independent consultants. The Company expects to make continued investments in its service organization to develop service capabilities in anticipation of supporting the increasing number of users in the customer installed base and, therefore, currently anticipates that cost of services will increase in absolute dollars in future periods.

Operating Expenses
------------------

    Product Development and Engineering.  Product development and engineering
    -----------------------------------
expenses increased from $1.4 million in the third quarter of 1995 to $3.0 million in the third quarter of 1996, representing 24% and 17% of total revenues, respectively, while costs for the first nine months of 1995 and 1996
represented 23% and 19% of total revenues, respectively.   Product development
and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in dollar amount was primarily attributable to an increase in personnel and related overhead costs. The decrease in product development and engineering expenses as a percentage of total revenues was primarily due to the growth in revenues. The Company currently anticipates that product development and engineering expenses may increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

    Sales and Marketing. Sales and marketing expenses increased from $2.2
    -------------------
million in the third quarter of 1995 to $5.8 million in the third quarter of 1996 and represented 37% and 34% of total revenues, respectively, while costs for the first nine months of 1995 and 1996 represented 35% and 36%, respectively. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the expansion of the Company's worldwide sales and marketing organization and higher sales commissions associated with increased revenue. The decrease in sales and marketing expenses as a percentage of total revenues was primarily due to the growth in revenues. The Company currently expects sales and marketing expenses to increase in absolute dollars in future periods as the Company continues to invest in sales and marketing activities.

    General and Administrative. General and administrative expenses increased
    --------------------------
from $0.6 million in the third quarter of 1995 to $1.3 million in the third quarter of 1996 and represented 11% and 8% of total revenues, respectively, while costs for the first nine months of 1995 and 1996 represented 9% of total revenues for both years. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. The increase in dollar amount was due primarily to increases in personnel and related overhead costs. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company expands its operations and as a result of costs associated with being a public company. The Company has recorded deferred compensation of $188,000 for the difference between the grant price and the deemed fair value of the Company's Common Stock for 239,667 shares subject to options granted in the first six months of 1995. The deferred compensation is being amortized to expense over the vesting period of the options, generally four years, and $64,000 has been amortized as of September 30, 1996.

    Merger costs.  The Company incurred $1.1 million of one time merger related
    ------------
expenses in the first nine months of 1996 in connection with the acquisition of Metropolis Software, Inc. All merger related expenses were recorded prior to the third quarter of 1996.

    Interest Income (Expense). The Company incurred net interest expense of
    -------------------------
$29,000 in the third quarter of 1995, and net interest income of $389,000 in the same period of 1996 and net interest expense of $38,000 in the first nine months of 1995 and net interest income of $1.1 million in the same period of 1996. Interest expense decreased $68,000 from the third quarter of 1995 to the third quarter of 1996 due to the retirement of equipment leases. The increase in interest income in 1996 resulted from interest earned on excess cash balances. These cash balances resulted primarily from the sale of Common Stock in November 1995 in an initial public offering which raised net proceeds of approximately $26.8 million. As of September 30, 1996, the Company has no long-term equipment leases.

    Provision for Income Taxes. Income taxes are provided at a rate of 7% for
    --------------------------
the first nine months of 1995 as compared to 18% for the same period of 1996. The Company recognized deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes, of $800,000 in the second quarter of 1996. The Company expects its effective income tax rate to increase to 37% in the first quarter of 1997, as compared to 20% in the third quarter of 1996 due to the expectation that remaining federal and state operating loss carryforwards will have been utilized in fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception until its initial public offering in November 1995, which resulted in net proceeds of $26.8 million, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds of private sales of Preferred and Common Stock. At September 30, 1996, the Company's principal sources of liquidity include cash and cash equivalents of $34.2 million.

    The Company's operating activities generated cash of $9.8 million in the first nine months of 1996 as compared to $2.3 million in the same period of the prior year. The growth in cash generation is attributed principally to the increased profitability of operations, increased unearned revenue, accrued payroll and related accruals and other accrued liabilities, partially offset by a increase in accounts receivable. Initial license fee revenues are deferred until delivery and installation of software products and no significant obligations remain or until acceptance occurs. Maintenance fees are deferred and are recognized ratably over the contract period. Increased commissions resulted from increased revenue and increased accounts receivable resulted from increased billings.

    Investing activities used net cash of $7.9 million in the first nine months of 1996 as compared to $$0.2 million in the same period of the prior year. Included in these totals are the net cash provided or used by the purchase and sale of short-term investments and purchases of property and equipment. Purchases of short-term investments used $3.0 million of cash in the first nine months of 1996 while there were no purchases of short-term investments in the same period of 1995. The sale of short-term investments generated $1.0 million of cash during the first nine months of both years. The Company used $3.6 million and $1.1 million of cash during the first nine months of 1996 and 1995, respectively, to purchase property and equipment. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows.

    Financing activities generated cash of $0.5 million and used cash of $0.2 million in the first nine months of 1996 and 1995 respectively. The increase is due to the sale of the Company's Common Stock pursuant to the Employee Stock Purchase Plan.

    The Company believes that the proceeds from the public sale of its Common Stock, together with its existing sources of liquidity and cash generated from operations, will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights a number of these risks. The risks should by read in conjunction with the "Risk Factors" section included in the Company's registration statement.

    These discussions include forward looking statements that involve a number of risks and uncertainties that could cause future results to differ materially. Among these risk factors are continuing acceptance of Clarify's products in the marketplace, the Company's ability to grow from the sales of these products, general competitive pressures in the marketplace, the continued overall growth in the customer interaction software industry, the Company's ability to integrate a recently merged company, and the management of any future growth which will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its workforce. Further information on potential factors which could affect the Company's financial results are included in, but not limited to, the Company's registration statement filed with the SEC and declared effective on November 2, 1995, containing the IPO prospectus and the Company's Form 10-K for the calendar year ended December 31, 1995, which set forth at length a number of key risk factors relating to the Company's business, product and markets, which could cause the actual results of the business operations in 1996, as well as in the future, to differ materially from those suggested in these forward-looking statements.

    Potential Fluctuations in Quarterly Results; Seasonality.  The Company's
    --------------------------------------------------------
quarterly operating results have varied significantly in the past and may vary significantly in the future, depending on factors such as the size and timing of significant orders, the level of price and product competition, demand for the Company's products, changes in pricing policies by the Company or its competitors and the number, timing and significance of product enhancements and new product announcements by the Company and its competitors. In addition, the Company's quarterly operating results are dependent on factors such as the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the size, timing and structure of significant licenses, changes in the Company's sales incentive strategy, the timing of revenue recognition, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products, the impact of acquisitions of competitors, the cancellation of licenses or maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in Company strategy, investments to develop sales distribution channels, seasonal trends, changes in the level of operating expenses and general domestic and international economic and political conditions, among others. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer installation and implementation of the Company's products. The Company's license agreements typically provide that a majority of payment is due upon installation of the Company's products. In the past, the Company has experienced delays in recognizing revenue with respect to particular orders. There can be no assurance that the Company will not experience delays in recognizing revenue in the future, particularly if the Company receives orders for large, complex installations. Product revenues are also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle, from initial trial to purchase and the provision of support services, varies substantially from customer to customer. See "-- Lengthy Sales and Implementation Cycles."

    To achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment and installation in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and installed in that quarter. Further, the Company believes the purchase of its products generally involves a significant commitment of capital, because customers have tended to implement the products on a large scale and customers also must establish certain minimum hardware capabilities. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

    The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to customer buying patterns. In recent years, the Company has generally had stronger demand for its products during the quarters ending in June and December and weaker demand in the quarter ending in March. To the extent international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarter ending in September. See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Recent Acquisition; Need to Manage Changing Business.  In April 1996, the
    ----------------------------------------------------
Company acquired Metropolis Software, Inc. Management of the Company will be required to devote substantial time and attention to the completion of the acquisition and the integration of these businesses for an extended period of time. The integration of recently merged companies is extensive, difficult and time consuming and subject to a number of inherent risks. There can be no assurance that operational or financial problems will not occur as a result of the merger. The requirement that management devote substantial time and resources to the process of integrating the two companies and the occurrence of any material operational or financial problems as a result of the merger could have a material adverse affect on the Company's business, operating results and financial condition. The recent acquisition and the Company's internal development efforts have placed and continue to place a significant strain upon its management systems and resources. The Company has grown from 144 employees at December 31, 1995 to 320 employees at September 30, 1996, and currently plans to continue to expand its staff. To accommodate this recent growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems, some of which currently require substantial management effort. There can be no assurance that the Company will be able to do so successfully. In addition, the increase in the Company's number of employees and the Company's market diversification and product development activities have resulted in increased responsibility for the Company's management. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, finance, sales and marketing and support personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees, including additional finance personnel, could have a material adverse effect on the Company's business, operation results or financial condition.

    Limited Operating History; History of Operating Losses; Uncertainty of
    ----------------------------------------------------------------------
Future Operating Results. The Company was founded in August 1990 and did not
------------------------
begin shipping products until September 1992. Although the Company's revenues have increased in each of the last five years, and the Company had net operating income in each of the last eight quarters, the Company incurred net operating losses in each quarter from inception through the quarter ended June 30, 1994, and had an accumulated deficit of $1.3 million as of September 30, 1996. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Accordingly, although the Company has recently experienced significant revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis. See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Competition.  The client server application software market, including the
    -----------
market for customer support, internal help desk, field services and problem resolution software, is intensely competitive, highly fragmented and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including:(i) other software companies, (ii) third-party professional services organizations that develop custom software and (iii) management information systems departments of potential customers that internally develop custom software. Among software companies competing with the Company, principal competitors in the customer support market include Scopus Technology, Inc. and The Vantive Corporation; principal competitors in the internal help desk market include Remedy Corporation and Software Artistry, Inc.; principal competitors in the field services market include Astea International Inc. and Metrix Customer Support Systems; and principal competitors in the problem resolution market include Inference Corporation. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server application software market continues to develop and expand. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current competitors, and many of the Company's potential competitors, have significantly greater financial, technical, product development, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, many competitors and potential competitors have significant established distribution networks and large installed customer bases. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In particular, companies with greater technical, marketing and other resources than the Company could compete directly with the Company either as a result of acquisition or by direct entry into the market for the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

    Lengthy Sales and Implementation Cycles. The Company's products are
    ---------------------------------------
typically intended for use in applications that may be critical to a customer's business. The license and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy (recently averaging approximately six months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize the majority of license revenues until installations are complete and does not recognize the consulting component of service revenues until the services are rendered, which, in certain cases, can take several quarters. As a result, revenue recognition may be delayed in many instances. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations can involve implementation cycles that can take multiple quarters. When the Company has provided consulting services to implement certain larger projects, a few customers have in the past delayed payment of a portion of license fees until implementation is complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Dependence Upon Key Personnel. The loss of the services of one or more of
    -----------------------------
the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its key personnel. In addition, in recent years there has been significant turnover in certain key positions in the Company, including Vice President, Sales and Vice President, Customer Service and Support. Additions of new and departures of existing personnel, particularly in key positions, could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's current Vice President, Sales and Vice President, Customer Service and Support each joined the Company in January 1995. The Company's future performance depends significantly upon the continued service and performance of these new officers. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. In the event the Company experiences sales growth, there will be an increased need for technical personnel to facilitate successful product installations, significant delays in product installations could have a material adverse effect on the Company's business, operating results and financial condition. The Company recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase its total headcount. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

    Product Concentration.  To date, the majority of the Company's revenues have
    ---------------------
been attributable to sales of ClearSupport, the Company's primary product.
                              ------------
ClearSupport is typically the first of the Company's products to be deployed
------------
with the greatest number of users and often as a foundation for other applications. The Company currently expects ClearSupport to account for a
                                            ------------
significant portion of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for the ClearSupport product such
                                                     ------------
as competition or technological change could have a material adverse effect on the Company's business, operating results and financial condition, The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Company's product and other products. There can be no assurance that the Company will continue to be successful in marketing the ClearSupport product or
                                                        ------------
other products.

    Dependence on New Products and Rapid Technological Change. The client/server
    ---------------------------------------------------------
application software market, including the market for customer support applications, is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Any modification of third-party software packages that the Company sublicenses for inclusion with its products could require modification of the Company's products. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential customer, can delay new products and certain product enhancements. If the

Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. The Company has in the past introduced product upgrades and enhancements on a frequent basis, and expects to continue to introduce upgrades and enhancements of its existing products. The Company also currently plans to introduce and market new products. The upgrades, enhancements and new products are subject to significant technical risks, including the difficulty of ensuring that such products will permit successful migration of customer data from a variety of existing platforms. In the past, the Company has experienced development delays, which have resulted in delays in the commencement of commercial shipments of new products and enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance on a timely basis, or that the Company's current or future products will conform to industry requirements. If any potential new products or upgrades or enhancements are delayed, including the next version of ClearSupport or if any potential new products or upgrades or enhancements
------------
experience quality problems or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

    Risk of Product Defects.  Software products as complex as those offered by
    -----------------------
the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contain defects, and has discovered software errors in certain of its new products and enhancements after their introduction and, as a result, has experienced delays in recognizing revenues during the period required to correct these errors. The Company could in the future lose revenues as a result of software errors or defects. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

    International Operations. International sales have been insignificant to
    ------------------------
date. The Company intends to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. The Company established its European headquarters in the United Kingdom in November 1994, established a sales representative relationship in Japan in April 1995 and opened an office in Germany in October 1995. In order to successfully expand international sales, the Company must establish additional foreign operations and hire additional personnel. To the extent that the Company is unable to do so in a timely manner. the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

    Dependence on Growth in the Client/Server Computing Market. The client
    ----------------------------------------------------------
server application software market, including the market for customer support software, is intensely competitive, highly fragmented and subject to rapid change. The client/server computing market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting client/server computing environments and the number of applications developed for use in those environments. There can be no assurance that the market for client/server computing will continue to grow. If the client/server computing market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

    Dependence on Proprietary Technology; Risks of Infringement. The Company
    -----------------------------------------------------------
relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which affords only limited protection . The Company has submitted one patent application. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the competitors will not independently develop similar technology. The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

    Product Liability.  The Company's license agreements with its customers
    -----------------
typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 11.1 Computation of Earnings Per Common Share

               Exhibit 27 Commercial and Industrial Companies Article 5 of Regulation S-X

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 11, 1996               CLARIFY INC.
                                       (Registrant)



                                       By:  /s/ Ray M. Fritz
                                            --------------------------
                                            Ray M. Fritz
                                            Vice President and Chief Financial
                                            Officer (Duly Authorized Officer
                                            and Principal Financial Officer)