Form 10-Q/A
period 1996-03-31
CLARIFY INC
filed 1996-11-19
CIK 1000782

================================================================================
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q/A


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

--------------------------------------------------------------------------------
================================================================================

                                  FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  CLARIFY INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA; UNAUDITED)

                                                                           March 31, December 31,
                                    ASSETS                                   1996       1995
                                                                           --------  ------------
Current assets:
 Cash and cash equivalents...............................................   $33,012       $31,553
 Short-term investments..................................................        --            --
 Accounts receivable, net of allowance for doubtful accounts of $194 at
   March 31, 1996 and $174 at December 31, 1995..........................     5,425         6,004
 Prepaid expenses and other current assets...............................     1,031           861
                                                                            -------       -------
   Total current assets..................................................    39,468        38,418
Property and equipment, net..............................................     2,586         1,872
Other noncurrent assets..................................................       123           286
                                                                            -------       -------
   Total assets..........................................................   $42,177       $40,576
                                                                            =======       =======
                                  LIABILITIES
Current liabilities:
 Accounts payable........................................................   $ 1,363       $   946
 Accrued payroll and other accrued liabilities...........................     3,522         2,617
 Current portion of capital lease obligations............................        45            81
 Unearned revenue........................................................     4,244         4,880
                                                                            -------       -------
   Total current liabilities.............................................     9,174         8,524
 Capital lease obligations, less current portions........................        --            --
                                                                            -------       -------
   Total liabilities.....................................................     9,174         8,524
                                                                            -------       -------
                              STOCKHOLDER'S EQUITY
Common stock, $.0001 par value:
 Authorized:  25,000,000 shares;
 Issued and outstanding:  9,625,143 at March 31, 1996 and 9,603,152 at
   December 31, 1995.....................................................         1             1
Capital in excess of par value...........................................    39,267        39,258
Cumulative translation adjustment........................................       (34)           (5)
Deferred compensation....................................................      (147)         (159)
Accumulated deficit......................................................    (6,084)       (7,043)
                                                                            -------       -------
   Total stockholder's equity............................................    33,003        32,052
                                                                            -------       -------
     Total liabilities and stockholder's equity..........................   $42,177       $40,576
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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 11.1 Computation of Earnings Per Common Share previously filed.

               Exhibit 27 Commercial and Industrial Companies Article 5 of Regulation S-X previously filed.

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1996                CLARIFY INC.
                                        (Registrant)



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