Form 10-Q/A
period 1996-06-30
CLARIFY INC
filed 1996-11-19
CIK 1000782

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

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

                                  FORM 10-Q/A

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

SIGNATURES................................................................12

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                 CLARIFY INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA; UNAUDITED)

                                                                                                      June 30,        December 31,
                                                                                                       1996              1995
                                                                                                      --------        -----------
                                                   ASSETS
Current assets:
  Cash and cash equivalents.....................................................................       $33,616          $31,813
  Short-term investments........................................................................            --               --
  Accounts receivable, net of allowance for doubtful accounts of $297 at
   June 30, 1996 and $219 at December 31, 1995..................................................         7,360            7,132
  Prepaid expenses and other current assets.....................................................         1,306              938
  Deferred tax..................................................................................           800                0
                                                                                                      --------          -------
      Total current assets......................................................................        43,082           39,883
Property and equipment, net.....................................................................         3,489            2,258
Other noncurrent assets.........................................................................           367              142
                                                                                                      --------          -------
       Total assets.............................................................................      $ 46,938          $42,283
                                                                                                      ========          =======


                                                 LIABILITIES

Current liabilities:
  Accounts payable..............................................................................       $ 2,971          $ 1,109
  Accrued payroll and other accrued liabilities.................................................         4,873            3,047
  Notes payable.................................................................................           350              215
  Current portion of capital lease obligations..................................................            27               81
  Unearned revenue..............................................................................         3,371            5,302
                                                                                                      --------          -------
      Total current liabilities.................................................................        11,592            9,754
  Capital lease obligations, less current portions..............................................            --            1,047

       Total liabilities........................................................................        11,592           10,801
                                                                                                      --------          -------

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