Form 10-K405
period 1996-12-31
CLARIFY INC
filed 1997-03-31
CIK 1000782

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

       (MARK ONE)

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE CALENDAR YEAR ENDED DECEMBER 31, 1996

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

                               2125 O'NEL DRIVE
                          SAN JOSE, CALIFORNIA 95131
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 573-3000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, $0.0001 PAR VALUE
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   No
                                              ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on December 31, 1996 was $475,529,712. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding Common Stock at December 31, 1996 because such persons may be deemed to be affiliates. This exclusion is not a conclusive determination of such status for other purposes.

  Number of shares of Common Stock, $0.0001 par value, outstanding as of December 31, 1996 was 20,600,446.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III -- PORTIONS OF THE REGISTRANTS DEFINITIVE PROXY STATEMENT TO BE ISSUED IN CONJUNCTION WITH THE REGISTRANTS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON
                                JULY 14, 1997.

  This Report contains 54 pages. The Index to Exhibits is located on page 51.
================================================================================

                                    PART I

The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

ITEM 1.  BUSINESS.

OVERVIEW

  Clarify Inc. ("Clarify" or the "Company"), founded in August 1990, is a leading provider of integrated customer-centric solutions for the front office including customer service, field service and logistics, help desk, quality assurance and sales and marketing applications. The Company's solutions are designed to help enterprise organizations work together to provide accountability and unique treatment of each customer, deliver powerful functionality and flexibility to enterprise organizations focused on customer success, and to increase employee productivity. Clarify solutions leverage innovative technology such as a powerful workflow management engine that automates an organization's business processes to ensure that customer requests and issues are addressed; a sophisticated problem resolution system that leads support representatives through the diagnostic process to quickly solve customer problems; Internet and Web-based access to let customers and employees help themselves by putting them in direct contact with a company's knowledge base over the World Wide Web for access to product, solution and support information; and remote two-way synchronization for distributed database applications. A variety of industries employ the Company's solutions, including high-tech, health care, telecommunications and financial services.

  Clarify markets its software and services primarily through its direct sales organization in the United States, the United Kingdom, Germany, France, Canada, Japan and Australia. Clarify customers include, among others, ADP, Amoco, Cisco Systems, General Electric, Georgia-Pacific, Gillette, Hewlett-Packard, Microsoft and Sprint PCS. In 1996, the Company more than doubled its customer base from 20,000 Clarify users at 100 customer sites in 1995 to more than 250 companies, representing more than 50,000 users worldwide.

  In April 1996, the Company acquired Metropolis Software, Inc. (Metropolis), a sales force automation software provider. The Company issued approximately 663,000 shares of common stock for all of the shares of common stock of Metropolis in a transaction that was accounted for as a pooling of interests. The Company also assumed options to purchase Metropolis stock that remain outstanding as options to purchase the Company's common stock.

INDUSTRY BACKGROUND

  Businesses today are focusing on the front office in an effort to differentiate themselves by building long-term relationships with profitable customers. This new focus on customer relationships as a competitive advantage is a major change from the 1970s and 1980s, when companies were mainly concerned with optimizing product features, functionality and production processes. Front office solutions encompass customer service, field service and logistics, help desk, quality assurance and sales and marketing applications.

  The demand for front office solutions is being driven by five primary trends:

  Intensifying Competition: An increasingly global business climate, advances in
  ------------------------
communications and information technologies, and shrinking differences in the features and prices of products are all factors bringing increasing competitive pressure to bear on today's companies. This intensely competitive environment is driving businesses to identify new areas for strategic differentiation. Realizing that customer loyalty is the key to maintaining long-term profitability, they are implementing customer-centric solutions--applications that help organizations focus on profitable customer relationships as a competitive advantage.

  Fewer Internal Resources: As the cost of doing business continues to challenge
  ------------------------
companies to do more with less, corporations are focusing on solutions which help employees do their jobs better and faster. Realizing that satisfied employees are more likely to result in satisfied customers, these companies have found that automating complex processes and providing self-help tools and information to employees provides significant cost savings and higher overall employee satisfaction.

  Expanding Expectations of Employees and Customers: Increasing use of
  -------------------------------------------------
technologies such as the Internet and World Wide Web, coupled with the growing number of mobile users and telecommuters, has given customers and employees the expectation for access to information anytime, anywhere. In addition, the globalization of business and the resulting increase in the variety of options and vendors available to choose from has made customer-focused sales and service essential to building customer loyalty. As a result, companies are looking for solutions that increase information availability and help provide more personalized attention to customers.

  Growth of Client/Server Computing: In the 1980s, the emergence of
  ---------------------------------
client/server computing was the catalyst for a major wave of business process reengineering as companies converted their previous computing infrastructure-- based on large, centralized mainframes--to the client/server model. Client server applications have automated a variety of back office functions such as human resources, finance and manufacturing. With the help of back office solutions, costs were reduced, processes streamlined and productivity enhanced. Today, companies are looking for new ways to leverage client/server technology and infrastructures across the enterprise, and are turning to front office solutions that help maximize revenues by building customer loyalty and increasing productivity.

  Increasingly Complex Products and Technologies: Rapidly changing technologies
  ----------------------------------------------
and growth in the variety of hardware and software components being sold and supported present significant challenges to today's businesses. As the software and hardware markets continue to grow, enterprise organizations are looking for solutions which help them efficiently sell and support their complex products and services.

  Front office technology is providing companies with new ways to improve profitability and gain a competitive advantage by focusing on the customer. Implementing a customer-focused infrastructure leverages the knowledge collected every day by a company's front-line staff, reducing the cost of sales and helping them attract and retain profitable customers.

PRODUCTS

  Clarify's innovative, customer-centric solutions help today's enterprise organizations work together to provide bulletproof accountability and powerful functionality to enterprise organizations focused on customer success. Clarify's turnkey business solutions are designed for fast, easy implementation, provide a low cost of ownership and establish a solid foundation for future growth.

  Clarify helps leverage experts' knowledge across the enterprise, providing a public knowledge base of solutions that enables front-line staff to address more customer requests on the first call. Clarify's problem resolution system leads support representatives through the diagnostic process to quickly solve customer problems. Tasks can even be "subcontracted" to specialists to complete, enabling enterprise-wide teams to collaborate on customer requests. Clarify's Web solutions help customers help themselves to product and support information by putting them in direct contact with a company's knowledge database over the World Wide Web.

  Clarify solutions give companies a comprehensive, enterprise view of the activity, inquiries, requests and problem reports across their entire account base--information that can be used to provide unique treatment for each customer. For example, requests can be routed to a customer's personal account representative and managed to that customer's unique service-level agreements. Point-and-click customizations enable users to easily and safely tailor their Clarify applications, without programming, providing powerful capabilities for adapting the Clarify application to meet customers' unique needs.

  Clarify provides solutions specifically designed to help front office organizations run a true 24 x 7 mission-critical business. For example, the Company provides an easy upgrade utility which automatically implements upgrades in just two hours. Clarify's Test-to-Live migration utility lets system administrators implement customizations without interrupting system uptime, while point-and-click customization tools empower Clarify users to make business-level changes to the system as needed.

  The Clarify product family is based upon an open and flexible client/server architecture that easily adapts to growth and change. The architecture ensures high performance and scalability by optimizing resource usage at all levels-- client, server and network--even as an organization expands its operation from tens to thousands of users. Clarify's strategic yet flexible distribution of application logic across clients and servers delivers full application functionality to organizations, regardless of how it chooses to deploy the Company's products: over LANs, WANs, the Internet or mobile connections.

  ClearSupport(R), the Company's cornerstone product for the customer service
  ------------
organization, manages all aspects of call handling, allowing users to log cases, set priorities, route cases, verify contracts, review case histories, manage configurations and track case-related costs. Inbound requests arrive by telephone, facsimile, electronic mail or the World Wide Web. ClearSupport users
                                                              ------------
verify the customer's service entitlements and create cases, or cases may be created automatically when the inquiry arrives electronically. The system records all activities associated with the case, including a full audit trail of actions, status changes, escalations and notifications based on customer-defined business rules. Clarify's ownership model ensures that, when appropriate, cases are assigned and routed among personnel until the problem is resolved. Users can collaborate with specialists using a subcase that enables them to "subcontract" tasks to the specialist for completion. A comprehensive database underlying this functionality enables management to analyze the business and improve profitability. ClearSupport is often linked with manufacturing and
                        ------------
financial systems to facilitate the maintenance of records of installed equipment and the tracking of customer billing information. Initial commercial shipments of ClearSupport commenced in September 1992.
             ------------

  ClearLogistics(R) is a product family consisting of three separate modules--
  --------------
ClearLogistics Field Operations, Order Operations and Spares Manager--that
-------------------------------  ----------------     --------------
integrate to form a comprehensive, easy-to-use field service and logistics management system. Together, these products address the needs of today's global, profit-oriented support organizations to minimize stock levels and optimize inventory turns, while meeting or exceeding response-time agreements and reducing costs. ClearLogistics Field Operations, which was first shipped in
                     -------------------------------
August 1994, is tightly integrated with ClearSupport to create a smooth workflow
                                        ------------
between customer service and field service engineers. It is designed to efficiently manage service operations and costs related to field activities. ClearLogistics Order Operations enables customers to create, dispatch and track
-------------------------------
service parts requests. The system automates and tracks the processes for managing product and parts demand. ClearLogistics Spares Manager, used in
                                   -----------------------------
conjunction with ClearLogistics Field Operations and ClearLogistics Order
                 -------------------------------     --------------------
Operations manages service inventory and personnel.  Users can configure the
----------
product to optimize inventory turns and stocking locations to reduce cycle times. ClearLogistics Order Operations and Spares Manager began shipping in
       -------------------------------     --------------
April 1996.

  ClearQuality(R) is used by quality assurance and product development
  ------------
organizations to track defects and enhancement requests. Tightly integrated with ClearSupport and ClearHelpdesk, it allows support
     ------------     -------------
representatives to view the status of a change request in development and report it to a customer. Similarly, it allows a developer to see how many times a certain change has been requested by the customer base and maintains a cumulative log of defect tracking activity. ClearQuality is based on a customer-
                                            ------------
defined process designed to ensure that quality management policies are implemented consistently and development processes are improved over time. ClearQuality also allows an organization to track and report information for ISO
------------
9000 certification. Initial commercial shipments of ClearQuality commenced in May 1993.

  ClearHelpdesk(TM) is Clarify's core product for employee support centers.  The
  -------------
system assists help desk analysts in troubleshooting and managing changes such as software updates or office moves. It stores hardware, software and network configurations as well as non-technical information to assist in troubleshooting. Like ClearSupport, ClearHelpdesk offers a flexible ownership
                       ------------  -------------
model that ensures that, when appropriate, cases are assigned and passed between personnel until the problem is resolved. ClearHelpdesk also provides extensive
                                          -------------
workflow management and comprehensive reporting capabilities. In addition, ClearHelpdesk is designed to interface with popular network and system
-------------
management tools such as HP OpenView(TM) from Hewlett-Packard Company and System Management Server(TM) from Microsoft Corporation. These tools are designed to enable inquiries to be reported directly to ClearHelpdesk and create a case that
                                            -------------
will alert a technical support representative through on-screen notification, electronic mail or paging. ClearHelpdesk can also be integrated with off-the-
                            -------------
shelf knowledge bases from ServiceWare Inc. and KnowledgeBroker Inc. that contain hundreds of known problems and solutions for common desktop applications. The Company began commercial shipments of ClearHelpdesk in
                                                         -------------
December 1995.

  ClearSales(TM) is a comprehensive sales automation solution designed to meet
  ----------
the needs of both inside and field sales professionals working in a business-to-business or relationship selling environment. It provides an easy-to-use interface for managing a variety of customer and corporate information, and enables sales and marketing professionals to be more productive because they can communicate and share information anytime, anywhere--in the office, on the road or at home--resulting in a more efficient, productive and strategically focused sales force. Through an open client/server architecture, ClearSales provides
                                                         ----------
intelligent links to corporate information systems that enable local and remote sales professionals to be more effective in managing sales opportunities, forecasting revenue and creating complex quotations. Integrated with Clarify's ClearEnterprise TravelerTM solution for advanced data synchronization and
------------------------
distributed data management, ClearSales can be used by sales professionals on
                             ----------
their laptops without being connected to a server, providing greater convenience and lower cost of use. ClearSales' data-driven adaptability enables sales
                       ----------
organizations to implement a variety of sales methodologies and adapt those methodologies to meet their unique business needs. It is designed to support large numbers of simultaneous users, and can scale to support thousands of users in sales organizations distributed throughout the world. ClearSales also allows
                                                         ----------
marketing professionals to manage marketing campaigns, lead sources and marketing libraries, and to communicate that information to the sales force, providing full closed-loop communication throughout the sales cycle.

For customizing, extending and integrating Clarify products without changing source code, Clarify offers a suite of products that includes ClearExtensions(TM), which provides real-time or batch interfaces to other
---------------
business systems, including computer telephony integration; ClearCustomize(TM)
                                                            --------------
for user interface, database, functionality and report changes; ClearEnterprise(TM) for database replication and synchronization in multi-server
---------------
and mobile client implementations; and ClearExpress(TM), which provides World
                                       ------------
Wide Web access, enabling customers to log cases, troubleshoot and search for information online.

TECHNOLOGY

  Clarify invests in several technologies that enable front office organizations to ensure accountability and unique treatment of customers, and which the Company believes provide competitive advantage. Key technologies include:

  Workflow Engine. Clarify integrates a powerful workflow management engine into
  ---------------
its support products to ensure that every customer request is owned, with automated notification and escalation capabilities to ensure that commitments are always met. Clarify also allows users to base commitments on their customers' business hours, enabling organizations to run a more customer-focused business. Desktop reports, real-time alerts and messaging functions help schedule tasks and manage activities, while business rules notify managers of potential issues, giving them more time to spend on proactive account management.

  Problem Resolution System. Clarify helps companies leverage their experts'
  -------------------------
knowledge across the enterprise, providing a public knowledge base of solutions that enables front-line staff to address more customer requests on the first call. Clarify's problem resolution system, the Diagnosis Engine, leads support
                                                ----------------
representatives through the diagnostic process to quickly solve customer problems. Clarify's Full-Text Search product helps support specialists solve
                     ----------------
problems for the first time and seed the company's knowledge base. All of the support specialists' diagnostic work, such as the symptoms identified and diagnostic hints answered, can be captured by the system and associated with the new problem description. In this way, the problem description is entered only once by the support specialist who has done all the research, and who is therefore the most qualified to accurately describe the problem and solution. Together, these products enable support representatives to efficiently identify previously solved problems and rapidly provide customers with consistent, high-quality solutions. Tasks can even be "subcontracted" to specialists to complete, enabling enterprise-wide teams to collaborate on customer requests.

  World Wide Web Access. Clarify's ClearExpress products let customers and
                                   ------------
employees help themselves by putting them in direct contact with a company's knowledge base over the World Wide Web for access to product, solution and support information. These products are ready to use "out of the box" and require no customization or application building to integrate Web functionality into a company's front office solution. Customers can create cases, verify status and troubleshoot problems. ClearExpress products can also be used to
                                   ------------
leverage corporate Intranets to support internal information-sharing needs, such as those of a help desk or human resources organization.

Database Synchronization and Replication. For mobile client implementations,
----------------------------------------
Clarify's ClearEnterprise Traveler provides remote two-way synchronization for
          ------------------------
distributed database applications such as Clarify's ClearSales product.  This
                                                    ----------
capability enables field professionals to work with their Clarify application locally, submit changes to a central Clarify database at their own convenience and receive changes made by other users. They can download new application functionality as it becomes available, rather than waiting for a full-scale upgrade to their local system. The ClearEnterprise Replication Engine offers
                                    ----------------------------------
workflow-based, context-sensitive database replication, allowing multiple individuals on multiple servers to collaborate to resolve customer issues.

  Multi-Vendor Collaboration. In conjunction with its contributions to the
  --------------------------
standards development process, Clarify is developing e.link(TM), the industry's
                                                     ------
first multi-vendor support collaboration exchange technology. Based on emerging industry standards, e.link will provide a seamless network of support
                    ------
information that can be shared between customers, vendors and partners. e.link will enable support organizations to electronically communicate with other exchange-enabled sites to exchange case, solution and other support-related information, automate the escalation and notification of customer cases to other service providers and analyze support-related business processes and information. The Company introduced its e.link strategy to the market in August
                                         ------
1996. There can be no assurance, however, that the Company will be successful in developing this technology in a timely manner or that, if and when released,
it will achieve any significant degree of market acceptance.   See "Risk Factors
That May Affect Future Results--Dependence on New Products and Rapid Technological Change."

SALES AND MARKETING

  The Company markets its software and services primarily through its direct sales organization. To support its sales force, the Company conducts marketing programs that include public relations, advertising, World Wide Web and Internet marketing, direct mail, trade shows, product seminars, user group conferences and ongoing customer communication programs. The Company's sales organization consists of technically proficient field sales professionals, sales engineers and telephone-based sales development and installed base sales representatives. As of December 31, 1996, the Company's sales and marketing organization consisted of 134 individuals. Field sales professionals and sales engineers are located in 14 major U.S. cities, the United Kingdom, Germany, France, Canada, Japan and Australia.

  An integral part of the Company's strategy is to expand its direct sales internationally. The Company intends to increase the size of its sales force in 1997 and in the future, which is required if the Company is to achieve significant revenue growth in the future. International sales were insignificant in 1994 and 1995, however, they amounted to 15% of total revenue in 1996. There can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain highly qualified sales personnel in the future. If the Company is unable to hire such people on a timely basis, the Company's business, operating results and financial condition could be adversely affected. Furthermore, there can be no assurance that the expansion of the Company's sales force will result in significant
revenue growth.   See "Risk Factors That May Affect Future Results--
International Operations."

CUSTOMER SERVICE AND SUPPORT

  The Company's customer service and support organization provides customers with technical support, training, consulting, implementation and technical account management services. In providing service and support to customers, the Company extensively uses its own products. As of December 31, 1996, the Company had 102 people in its customer service and support organization.

  Clarify software maintenance agreements provide customers with one or more of the following services:

  Technical Support.  The Company offers comprehensive technical support via
  -----------------
telephone, electronic mail, World Wide Web and facsimile, as well as remote dial-up support. The Company also provides customers with a quarterly newsletter, technical bulletins as needed and ongoing communication on new features under development. Initial product license fees do not cover software maintenance. Customers are entitled to receive software updates, maintenance releases and technical support for an annual fee equivalent to a percentage of the current list price of the products under license to such customers.

  Technical Account Management. The Technical Account Manager is a knowledgeable
  ----------------------------
Clarify person who guides the customer through the implementation process and advises them on the ongoing use of the Company's products. The Technical Account Manager's primary responsibility is to ensure that every implementation is a success and that every customer is satisfied with the services and support they receive from Clarify. The Company bundles account management with certain of its technical support plans.

  Training. The Company offers a comprehensive system administration course and
  --------
project team training program to customers for applications, customization tools and data models. Training classes are provided at the Company's offices in San Jose, California; Marlborough, Massachusetts; and internationally. The Company also provides on-site training services upon request by customers at a higher
cost.   Fees for education and training services are in addition to and separate from the license fees charged for the Company's software products and are charged per student, per class or on a time and materials basis.

  Consulting. The Company's consultants are available to work closely with
  ----------
customers to provide assistance concerning customization, interface specification and integration. Fees for consulting services are charged separately from the Company's software products on a time and materials basis. In addition, the Company has established relationships with a variety of third-party consulting organizations, including Ernst & Young LLP, Cambridge Technology Partners, KPMG Peat Marwick LLP and Quicksilver, in order to support an increased customer base.

  Implementation. The Company provides customers comprehensive implementation
  --------------
guidance, including installation and initial implementation planning. The Company's fees for additional implementation guidance are charged on a time and material basis separately from the license fees charged for the Company's software.

  Proactive Support Services. The Company provides a team of Clarify
  --------------------------
professionals who act as customer advocates on product teams, prepare Support Plans for each new product and release, and ensure the front line support team has the knowledge and tools to support and serve the Company's customers. These services are provided at no additional cost.

PRODUCT DEVELOPMENT

  The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. There can be no assurance, however, that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to successfully develop and introduce new products or enhancements, the Company's business, operating results and financial condition would be materially adversely affected. See "Risk Factors That May Affect Future Results--Dependence on New Products and Rapid Technological Change."

  In addition, software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements and has experienced delays or lost revenues during the period required to correct those errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results--Risk of Product Defects."

  Since its inception, the Company has made substantial investments in product development. The Company intends to expand its existing product offerings and to introduce new products for the front office solutions market. In the development of new products and enhancements to existing products, the Company uses its own products and tools extensively. Although the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties.

  As of December 31, 1996, the Company's product development and quality assurance staff consisted of 108 employees. The Company's total expenses for research and development for fiscal years 1994, 1995 and 1996 were $4.0 million, $5.5 million and $10.4 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods. All of the Company's expenditures for research and development have been expensed as incurred.

  During 1996, the Company introduced the following front office solutions:

  ClearSupport CommCenter(TM) is the first fully integrated customer request and
  -----------------------
trouble management solution for the telecommunications industry. By providing a comprehensive view into both customer accounts and the communications network, the system serves as a single point of contact for customer inquiries, service requests and problem reporting. Together, these capabilities can dramatically improve customer satisfaction and retention in today's competitive telecommunications marketplace. Clarify developed ClearSupport CommCenter for a broad spectrum of companies, including
          -----------------------
Regional Bell Operating Companies (RBOCs), local exchange carriers, mobile operators, value added network service providers, cable companies and Internet providers. In a deregulated market, these carriers are competing with each other to provide new and expanded services to the same customer base. ClearSupport
                                                                ------------
CommCenter gives customers complete confidence that the service representative
----------
understands their issues, can give them updates on outstanding requests and can notify them of potential problems on the network. Managers have the information they need to oversee key accounts, and can proactively alert front-line support representatives to special situations before a customer calls. In 1996, Clarify added telecommunications industry leaders to its customer list, including Ameritech Cellular, British Telecommunications, Concert, Cox Communications, Ericsson, MCI, Nortel, Racal, Sprint PCS, Telenordia and Avantel.

  Account Manager greatly streamlines the process of managing customer service
  ---------------
relationships. The new product is designed for service managers who need comprehensive, up-to-the-minute information on the accounts they manage and the ability to quickly communicate important account updates to the service organization. Account Manager addresses these needs by providing users with an
               ---------------
executive summary of selected information stored in the Clarify database, and with a messaging facility that lets managers post account-specific advisories to support staff via the Clarify system. Tightly integrated with Clarify's ClearSupport customer service application, Account Manager gives users a fast,
------------                               ---------------
flexible view of customer data at several account-specific levels, including: geographic locations or sites, contacts, contracts, and cases or account activity. With Account Manager, managers can quickly and easily obtain the data
                ---------------
they need to more effectively manage their many accounts. More importantly, they can enhance customer satisfaction by making recommendations that reflect a broader or "big picture" understanding of their customer's situation, helping them better anticipate customer needs.

  ClearLogistics Order Operations and Spares Manager are two new products in
  --------------------------------------------------
Clarify's ClearLogistics family that allow companies to create and accurately track service orders as well as efficiently manage service inventory. The new offerings complement ClearLogistics Field Operations, which dispatches field
                     -------------------------------
service engineers, manages their schedules and tracks associated costs. ClearLogistics Order Operations manages all types of service parts requests and
-------------------------------
their associated pricing, including list, discount and repair prices, as well as the standard costs associated with every spare part. The package will also handle multiple pricing schemes, enabling a company to specify different pricing based, for example, on countries, repair types or special promotions. The system is time-based, so that pricing changes reflect the date of purchase. ClearLogistics Spares Manager tracks service spares by serial number or
-----------------------------
quantity, including allocations, fulfillment, shipping, receiving and repairing. The package shows how many parts are in inventory, where they are, how much they cost and to which general ledger account they report. The package not only flags which parts are below the reorder point, but puts the reorder process in motion. For example, the system can automatically generate a parts request, then dispatch it to the appropriate reporting location. The system also tracks failure codes and repair costs, and identifies parts that cycle too often through the repair organization. Together, these three products comprise one of the most comprehensive and easy-to-use service logistics systems on the market. Customers of the new ClearLogistics products include Etec Systems and HealthCor.
                     --------------

  Clarify 4.0 shipped at the end of April 1996.  This comprehensive suite of new
  -----------
Clarify product releases included significant additions to ClearSupport,
                                                           ------------
ClearHelpdesk, ClearLogistics and ClearQuality. An Upgrade Suite enables
-------------  --------------     ------------
customers to easily bring Clarify databases as far back as v3.2 up-to-date in one step. Clarify's database upgrade tools were also enhanced to address more user customizations. A new tabbed window user makes it even easier for customers to manage information. Other enhancements include upgraded database support; Clarify support for "outer joins" for customized database views; new functionality to purge and/or archive site and contact information (in addition to the purge/archive functionality for case content previously provided in Clarify 3.4); new functionality to cancel queries;
-----------
performance improvements gained through round-trip reductions and the implementation of more efficient SQL statements; support for 32-bit clients and improved performance on all supported databases; support for the window color configuration set in Microsoft's Windows 95(R); PC32-bit support for Clarify 4.0
                                                                     -----------
Full-Text Search; and the capability to e-mail in change requests with
----------------
ClearQuality 4.0.
----------------

ClearSales 4.5 is an enhanced version of Clarify's ClearSales solution designed
--------------                                     ----------
for use in team selling environments. ClearSales 4.5 adds new features that
                                      --------------
further increase the productivity of sales teams and mobile professionals. The key addition is an open API that facilitates the integration of ClearSales with
                                                                ----------
office automation and personal productivity applications. For example, customers may now integrate popular e-mail packages such as Microsoft Exchange and scheduling tools such as Microsoft Schedule+ directly into ClearSales. As a
                                                               ----------
result, sales professionals can now perform day-to-day tasks from within the ClearSales application, saving time and improving on-the-road sales
----------
productivity. In addition, the new open API and customization capabilities in ClearSales enable companies to easily integrate it with existing enterprise
----------
applications--thus creating a valuable link between business processes. For example, a company might want to integrate ClearSales with its manufacturing
                                           ----------
applications, such as SAP(R) or Oracle(R). Through this integration, a sales representative could enter a new order into ClearSales and the data would
                                            ----------
automatically be incorporated into the manufacturing application. With bi-directional data transfer, the sales representative can then determine the status of an order and share this information quickly with the customer.

  ClearExtensions ACE(TM) (Automated Configuration Engine) is the industry's
  -------------------      ------------------------------
first out-of-the-box integration between a sales force automation system and Trilogy Development Corp.'s Selling Chain(TM) solution generation module. With ClearExtensions ACE, sales professionals using Clarify's ClearSales product and
-------------------                                      ----------
Trilogy's SalesBUILDER(TM), the solution generation module of Selling Chain, can easily generate accurate product design and price quotations, as well as manage sales opportunities, all within a single interface on their desktop or laptop computer. The tight integration between ClearSales and Selling Chain enables
                                        ----------
sales professionals to quickly create and build complex products and quotes and then associate that information with other customer data in the sales force automation system--thus shortening the sales cycle and freeing up more of their time for selling.

Clarify also announced a new offering which further strengthens its asset management strategy for enterprise help desks. The strategy, which encompasses both software distribution and inventory management, is targeted at large corporate support environments with hundreds to thousands of PCs and related systems to administer and support. Clarify is addressing the asset management needs of these environments by developing interfaces to industry-leading systems management solutions. Clarify's asset management strategy centers on integration with Systems Management Server from Microsoft and Tivoli Management Environment (TME) from Tivoli Systems: the two most widely-deployed desktop-to-enterprise management systems. Both incorporate the capabilities of an asset management suite, including inventory management, remote administration and software distribution and installation. Today, Clarify offers links to these systems that support the software distribution process. The interface will also support inventory management, providing help desk analysts with automatically updated desktop configuration information on users who are calling in with problems.

  e.link is Clarify's multi-vendor collaborative support technology strategy for
  ------
enabling the exchange of customer support-related data between organizations. Based on emerging help desk industry standards, such as the Customer Support Consortium's (CSC) Solution Exchange Standard, e.link will enable
                                               ------
interoperability with other standards-compliant technologies--providing a seamless network of support information that can be shared between customers, vendors and partners. For the first time, Clarify customers Microsoft and Hewlett-Packard demonstrated online customer support exchange at the Support Services Conference and Expo on August 26, 1996.

  ClearBasic is Clarify's powerful new customization tool, designed for in-house
  ----------
developers and systems integrators, which enables users to make modifications as well as develop entirely new functionality. It provides an application scripting language and a user-friendly customization environment with built-in access to core Clarify application functions, such as database access and special user interface interactions. With ClearBasic, developers can easily add
                                           ----------
new application functions, such as a training module that is tightly integrated with the customer support system. ClearBasic also offers the unique ability to
                                   ----------
query and display information from multiple databases. An internal help desk, for example, might take advantage of this functionality by accessing employee information from the human resources database while entering problem details in the Clarify case window. In addition to providing a powerful customization tool for users, ClearBasic drastically reduces the amount of time required to develop
           ----------
new application modules.  Using ClearBasic's higher-level constructs,
                                ----------
programmers can develop application functionality with ClearBasic more quickly
                                                       ----------
and easily than with languages such as C or C++, thus speeding application development. Clarify itself has realized this benefit, incorporating the use of ClearBasic in its own development process to build user interface and control
----------
behavior, while developing more critical application functionality--such as workflow and business rules--in the more powerful C and C++ environments.

  Clear Extensions Computer Telephony Integration includes basic connectivity to
  -----------------------------------------------
ClearSupport for CTI Interface screen synchronization & data directed routing
------------
through the Clarify Notifier.  It routes callers by Site_ID and by Case.
            ----------------
Customers may contract with Clarify for other functionality such as call interqueuing, routing callers by automatic number identification (ANI), contract #, PN# and virtual mailbox. ClearExtensions CTI supports switches by Aspect, AT&T/Lucent, Intecom, NorTel and Toshiba.

COMPETITION

  The front office solutions market, including the market for customer service, field service and logistics, internal help desk, quality assurance and sales and marketing applications, is intensely competitive, highly fragmented and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies, (ii) third-party professional services organizations that develop custom software and (iii) management information systems departments of potential customers that develop custom internal software. Additionally, the Company utilizes a number of third-party consulting organizations, including Ernst & Young LLP, Cambridge Technology Partners, KPMG Peat Marwick LLP and Quicksilver, that have established relationships with the Company's competitors. There can be no assurance that these third parties, many of which have significantly greater financial resources than the Company, will not in the future compete directly with the Company or otherwise discontinue their support of the Company's product. Among software companies competing with the Company, principal competitors in the front office solutions market include The Vantive Corporation and Scopus Technology Inc.; principal competitors in the field service and logistics market include Astea International Inc. and Metrix, Inc.; principal competitors in the internal help desk market include Software Artistry, Inc.; and principal competitors in the sales and marketing applications market include Siebel Systems, Inc. and Aurum Software, Inc. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the front office solutions market continues to develop and expand. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current competitors, and many of the Company's potential competitors, have significantly greater financial, technical, product development, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, many competitors and potential competitors have significant established distribution networks and large customer installed bases. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In particular, companies with greater technical, marketing and other resources than the Company could compete directly with the Company either as a result of acquisition or by direct entry into the market for the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

  The Company competes on the basis of certain factors, including credibility in the marketplace, proven implementations and key reference accounts, as well as product quality, product functionality, product performance, ease of use and customer support. Although the Company believes that it currently competes favorably overall with respect to these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has submitted one patent application. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on commercially reasonable terms or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

EMPLOYEES

  As of December 31, 1996, the Company had a total of 384 employees, of which 355 were based in the United States and 29 were based overseas. Of the total, 134 were engaged in sales and marketing, 102 were in customer service and support, 108 were in engineering, and 40 were in administration and finance. The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. Other risks are presented elsewhere in this report.

  Potential Fluctuations in Quarterly Results; Seasonality.  The Company's
  --------------------------------------------------------
quarterly operating results have varied significantly in the past and may vary significantly in the future, depending on factors such as the size and timing of significant orders, the level of price and product competition, demand for the Company's products, changes in pricing policies by the Company or its competitors and the number, timing and significance of product enhancements and new product announcements by the Company and its competitors. In addition, the Company's quarterly operating results are dependent on factors such as the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the size, timing and structure of significant licenses, changes in the Company's sales incentive strategy, the timing of revenue recognition, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products, the impact of acquisitions of competitors, the cancellation of licenses or maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in Company strategy, investments to develop sales distribution channels, seasonal trends, changes in the level of operating expenses and general domestic and international economic and political conditions, among others. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer installation and implementation of the Company's products. The Company's license agreements typically provide that a majority of payment is due upon installation of the Company's products. In the past, the Company has experienced delays in recognizing revenue with respect to particular orders. There can be no assurance that the Company will not experience delays in recognizing revenue in the future, particularly if the Company receives orders for large, complex installations. Product revenues are also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle, from initial trial to purchase and the provision of support services, varies substantially from customer to customer. See "Risk Factors That May Affect Future Results--Lengthy Sales and Implementation Cycles."

  To achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment and installation in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and installed in that quarter. Further, the Company believes the purchase of its products generally involves a significant commitment of capital, because customers have tended to implement the products on a large scale and customers also must establish certain minimum hardware capabilities. As a result, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

  Recent Acquisition; Need to Manage Changing Business.  In April 1996, the
  ----------------------------------------------------
Company acquired Metropolis Software, Inc. Management of the Company will be required to devote substantial time and attention to the integration of these businesses for an extended period of time. The integration of recently merged companies is extensive, difficult and time consuming and subject to a number of inherent risks. There can be no assurance that operational or financial problems will not occur as a result of the merger. The requirement that management devote substantial time and resources to the process of integrating the two companies and the occurrence of any material operational or financial problems as a result of the merger could have a material adverse affect on the Company's business, operating results and financial condition. The recent acquisition and the Company's internal development efforts have placed and continue to place a significant strain upon its management systems and resources. The Company has grown from 144 employees at December 31, 1995 to 384 employees at December 31, 1996, and currently plans to continue to expand its staff. To accommodate this recent growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems, some of which require substantial management effort. There can be no assurance that the Company will be able to do so successfully. In addition, the increase in the Company's number of employees and the Company's market diversification and product development activities have resulted in increased responsibility for the Company's management. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, finance, sales and marketing and support personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees, including additional finance personnel, could have a material adverse effect on the Company's business, operation results or financial condition.

  Competition.  The front office solutions market, including the market for
  -----------
customer service, field service and logistics, internal help desk, quality assurance and sales and marketing applications, is intensely competitive, highly fragmented and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies,
(ii) third-party professional services organizations that develop custom software and (iii) management information systems departments of potential customers that develop custom internal software. Additionally, the Company utilizes a number of third-party consulting organizations, including Ernst & Young LLP, Cambridge Technology Partners, KPMG Peat Marwick LLP and Quicksilver, that have established relationships with the Company's competitors. There can be no assurance that these third parties, many of which have significantly greater financial resources than the Company, will not in the future compete directly with the Company or otherwise discontinue their support of the Company's product. Among software companies competing with the Company, principal competitors in the front office solutions market include The Vantive Corporation and Scopus Technology Inc.; principal competitors in the field service and logistics market include Astea International Inc. and Metrix, Inc.; principal competitors in the internal help desk market include Software Artistry, Inc.; and principal competitors in the sales and marketing applications market include Siebel Systems, Inc. and Aurum Software, Inc. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the front office solutions market continues to develop and expand. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current competitors, and many of the Company's potential competitors, have significantly greater financial, technical, product development, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, many competitors and potential competitors have significant established distribution networks and large customer installed bases. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In particular, companies with greater technical, marketing and other resources than the Company could compete directly with the Company either as a result of acquisition or by direct entry into the market for the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

  Limited Operating History; History of Operating Losses; Uncertainty of Future
  ------------------------------------------------------
Operating Results. The Company was founded in August 1990 and did not begin shipping products until September 1992. Although the Company's revenues have increased in each of the last six years, and the Company had net operating income in each of the last ten quarters, the Company incurred net operating losses in each year from inception through the year ended 1994, and had retained earnings of $1.6 million as of December 31, 1996. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Accordingly, although the Company has recently experienced significant revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis. See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Lengthy Sales and Implementation Cycles.  The Company's products are typically
  ---------------------------------------
intended for use in applications that may be critical to a customer's business. The license and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy (recently averaging approximately four months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize the majority of license revenues until installations are complete and does not recognize the consulting component of service revenues until the services are rendered, which, in certain cases, can take several quarters. As a result, revenue recognition may be delayed in many instances. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations can involve implementation cycles that can take multiple quarters. When the Company has provided consulting services to implement certain larger projects, a few customers have in the past delayed payment of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives
orders for large, complex installations.   Therefore, the Company believes that
its quarterly operating results are likely to vary significantly in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Dependence Upon Key Personnel.  The loss of the services of one or more of the
  -----------------------------
Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its key personnel. In addition, in recent years there has been significant turnover in certain key positions in the Company, including Vice President, Sales and Vice President, Customer Service and Support. Additions of new and departures of existing personnel, particularly in key positions, could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends significantly upon the continued service and performance of these new officers. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. In the event the Company experiences sales growth, there will be an increased need for technical personnel to facilitate successful product installations, significant delays in product installations could have a material adverse effect on the Company's business, operating results and financial condition. The Company recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase the total number of employees. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

  Product Concentration.  To date, the majority of the Company's revenues have
  ---------------------
been attributable to sales of ClearSupport, the Company's primary product.
                              ------------
ClearSupport is typically the first of the Company's products to be deployed
------------
with the greatest number of users and often as a foundation for other applications. The Company currently expects ClearSupport to account for a
                                             ------------
significant portion of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for the ClearSupport product such
                                                     ------------
as competition or technological change could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Company's product and other products. There can be no assurance that the Company will continue to be successful in marketing the ClearSupport
                                                                 ------------
product or other products.

  Dependence on New Products and Rapid Technological Change.  The client/server
  ---------------------------------------------------------
application software market, including the market for customer support applications, is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Any modification of third-party software packages that the Company sublicenses for inclusion with its products could require modification of the Company's products. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely effected. The Company has in the past introduced product upgrades and enhancements on a frequent basis, and expects to continue to introduce upgrades and enhancements of its existing products. The Company also currently plans to introduce and market new products. The upgrades, enhancements and new products are subject to significant technical risks, including the difficulty of ensuring that such products will permit successful migration of customer data from a variety of existing platforms. In the past, the Company has experienced developmental delays, which have resulted in delays in the commencement of commercial shipments of new products and enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance on a timely basis, or that the Company's current or future products will conform to industry requirements. If any potential new products or upgrades or enhancements are delayed, including the next version of ClearSupport or if any potential new
                                       ------------
products or upgrades or enhancements experience quality problems or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

  Risk of Product Defects.  Software products as complex as those offered by the
  -----------------------
Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contained defects, and has discovered software errors in certain of its new products and enhancements after their introduction and, as a result, has experienced delays in recognizing revenues during the period required to correct these errors. The Company could in the future lose revenues as a result of software errors or defects. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

  International Operations.  International sales were insignificant in 1994 and
  ------------------------
1995, but amounted to approximately 15% of total revenue in 1996. The Company intends to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. The Company established its European headquarters in the United Kingdom in November 1994, and opened offices in Germany in 1995 and Canada, France, Japan, and Australia in 1996. To successfully expand international sales, the Company must establish additional foreign operations and hire additional personnel. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. Additional risks inherent in the Company's international business activities include, among others: currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Growth in the Client/Server Computing Market.  The client server
----------------------------------------------------------
application software market, including the market for customer support software, is intensely competitive, highly fragmented and subject to rapid change. The client/server computing market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting client/server computing environments and the number of applications developed for use in those environments. There can be no assurance that the market for client/server computing will continue to grow. If the client/server computing market fails to grow or grows more slowly than the

Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

  Dependence on Proprietary Technology; Risks of Infringement. The Company
  -----------------------------------------------------------
relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which affords only limited protection. The Company has submitted only one patent application. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the competitors will not independently develop similar technology. The Company is not aware that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on commercially reasonable terms or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

  Effect of Certain Charter Provisions.  The Company's Board of Directors has
  ------------------------------------
the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 2.  PROPERTIES.

FACILITIES

  The Company's principal administrative, sales, marketing, support, research and development facility is located on approximately 100,375 square feet of space in San Jose, California. This facility is leased to the

Company through November 2001 and the Company has an option to extend the lease for one additional five year term. As of December 31, 1996, the Company also leases but does not occupy its prior facility of 38,820 square feet located in San Jose, California. This facility is leased to the Company through May 1998 and the Company has an option to extend the lease for one additional three year term. The Company may outgrow their present facility in the future and therefore may have a need to find suitable additional or alternative space. Management believes that suitable space is available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

  The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol "CLFY".
                                                   High          Low
                                                 ---------     --------
Fourth quarter of 1996.........................  $  59.25      $ 29.875
Third quarter of 1996..........................   $ 31.125     $ 17.50
Second quarter of 1996.........................   $ 25.625     $ 18.625
First quarter of 1996..........................   $ 19.625     $ 11.125
Fourth quarter of 1995.........................   $ 16.375     $  9.0

  The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. As of December 31, 1996, the approximate number of common stockholders of record was 163.

  The Company has never paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

  The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

                                                                          Years Ended December 31,
                                                     ------------------------------------------------------------
                                                         1992          1993        1994       1995       1996
                                                     -----------    -----------  ---------  ---------  ----------
                                                                  (in thousands, except per share data)
Statement of Operations Data:
  Revenues:
    License fees .................................      $   281       $ 2,607     $ 7,001     $15,749     $39,139
    Services .....................................        1,147         2,249       5,526       9,148      17,183
                                                        -------       -------     -------     -------     -------
      Total revenues .............................        1,428         4,856      12,527      24,897      56,322
                                                        -------       -------     -------     -------     -------
  Cost of revenues:
    License fees..................................           29            96         400         759       1,409
    Services......................................          594         1,430       3,419       5,714      10,711
                                                        -------       -------     -------     -------     -------
    Total cost of revenues........................          623         1,526       3,819       6,473      12,120
                                                        -------       -------     -------     -------     -------
    Gross margin..................................          805         3,330       8,708      18,424      44,202

  Operating expenses:
    Product development and engineering...........        1,790         2,724       3,951       5,547      10,384
    Sales and marketing...........................          821         2,377       4,162       9,017      20,351
    General and administrative....................        1,066           960       1,632       2,336       4,920
    Merger costs..................................           --            --          --          --       1,061
                                                        -------       -------     -------     -------     -------
      Total operating expenses....................        3,677         6,061       9,745      16,900      36,716
                                                        -------       -------     -------     -------     -------
      Operating income (loss).....................       (2,872)       (2,731)     (1,037)      1,524       7,486
  Interest income (expense) net...................           18           (10)        (57)        109       1,644
    Income (loss) before provision
            for income taxes......................       (2,854)       (2,741)     (1,094)      1,633       9,130
  Provision for income taxes......................           --            --          --         129         940
                                                        -------       -------     -------     -------     -------
          Net income (loss).......................      $(2,854)      $(2,741)    $(1,094)    $ 1,504     $ 8,190
                                                        =======       =======     =======     =======     =======
  Net income (loss) per share.....................      $ (0.98)      $ (0.78)    $ (0.28)    $  0.09     $  0.38
                                                        =======       =======     =======     =======     =======

  Shares used in per share computations (1).......        2,918         3,530       3,975      17,351      21,768
                                                        =======       =======     =======     =======     =======
  Pro forma net loss per share (1)................                                $ (0.07)
                                                                                  =======
  Pro forma shares used in per share
   computation (1)................................                                 15,212
                                                                                  =======


                                                                             December 31,
                                                     ------------------------------------------------------------
                                                         1992          1993        1994       1995       1996
                                                     -----------    -----------  ---------  ---------  ----------
                                                                          (in thousands)
Balance Sheet Data:
  Working capital...................................    $ 5,146        $ 2,039    $ 3,908     $30,129     $35,586
  Total assets......................................      6,175          5,293      9,884      42,283      70,684
  Long-term obligations.............................        401            426        654       1,047          --
  Retained earnings (deficit).......................     (3,665)        (6,656)    (7,950)     (7,672)      1,565
  Total stockholders' equity........................      5,405          2,523      4,368      31,482      46,945

------------------
(1)  See Note (2) of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The statements contained in this section that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

  Clarify Inc. ("Clarify" or the "Company") operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. Some of these risks include: continuing acceptance of Clarify's products in the marketplace, the Company's ability to grow from the sales of these products, general competitive pressures in the marketplace, the continued overall growth in the customer interaction software industry, the Company's ability to integrate a recently merged company, and the management of any future growth which will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its workforce. Further information on potential factors which could affect the Company's financial results are included in, but not limited to, the Company's registration statement filed with the Securities and Exchange Commission ("SEC") and declared effective on November 2, 1995, containing the initial public offering ("IPO") prospectus and the Company's Form 10-K for the calendar year ended December 31, 1995, which set forth at length a number of key risk factors relating to the Company's business, product and markets, which could cause the actual results of the business operations in the future to differ materially from those in these forward-looking statements.

OVERVIEW

  The Company was founded in August 1990 to develop client/server software applications for managing enterprise-wide customer support. The Company was engaged principally in research and development from inception through December 1992. The Company began commercial shipments of its first product, ClearSupport,
                                                                   ------------
in September 1992. The Company has had ten consecutive profitable quarters, commencing with the quarter ended September 30, 1994.

  The Company's revenues are derived primarily from license fees, fees from the sublicense of third-party software products and charges for services, including maintenance, consulting and training. For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition," dated December 12, 1991, issued by the American Institute of Certified Public Accountants. License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicenses of third-party software products. The Company recognizes initial license fee revenues only after delivery and installation of software products and only if there are no remaining significant post-installation obligations. If significant post-installation obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or until acceptance has occurred. Sales of additional licenses to the Company's existing customers are recognized upon shipment. Service revenues consist primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed.

  The Company's products may be sold individually or as a group. To date, the majority of the Company's revenues have been attributable to sales of ClearSupport, as ClearSupport is typically the first of the Company's products
------------     ------------
to be deployed with the greatest number of users and often as a foundation for other applications. The Company currently anticipates that this trend will continue at least through 1997. A majority of the Company's customers purchase multiple applications of the Company's products to take advantage of integrated product functionality. License fee revenues for the Company's software products consist of (i) a one-time per server fee based on the specific applications licensed and (ii) a one-time fee based on the number of concurrent users allowed to access those applications. Most of the Company's license fee revenues to date have resulted from fees based on concurrent users. The Company also derives license fee revenues from sublicensing third-party software products.

  The Company markets its products primarily through its direct sales force. The Company established its European headquarters in the United Kingdom in November 1994, and opened offices in Germany in 1995 and Canada, France, Japan, and Australia in 1996 to broaden its international distribution capabilities. In 1995 international revenues were insignificant. In 1996, international sales accounted for approximately 15% of total revenue.

  On April 18, 1996, the Company acquired Metropolis Software, Inc. (Metropolis), a sales force automation software provider. The Company's product line will be extended to address the broader market opportunity of customer interaction management (CIM). Management of the Company will be required to devote substantial time and attention to the integration of these businesses for an extended period of time. The integration of recently acquired companies is extensive, difficult and time consuming and subject to a number of inherent risks. There can be no assurance that operational or financial problems will not occur as a result of the merger. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, results of operations or financial condition.

  On September 20, 1996 the Company announced a 2-for-1 stock split for stockholders of record on September 30, 1996. The stock split was effected in the form of a stock dividend and entitled each stockholder of record to receive one share for every share of common stock held on the record date.

  Although the Company has experienced significant percentage growth in revenues during the past two years, the Company does not believe prior growth rates are sustainable or indicative of future operating results. In addition, the Company expects increased competition and intends to invest significantly in its business. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. The Company's limited operating history makes the prediction of future results difficult or impossible. Future operating results will depend on many factors, including demand for the Company's products, the level of price and product competition, the size and timing of significant orders, changes in pricing policies by the Company or its competitors, the ability of the Company to develop, introduce and market new products on a timely basis and changes in levels of operating expenses.

  The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statement of operations data for the years ended December 31, 1994, 1995 and 1996.


                           PERCENT OF TOTAL REVENUES


                                                       Years Ended December 31,
                                                     --------------------------
                                                       1994       1995    1996
                                                     --------   -------  ------
Revenues:
  License fees................................         55.9%      63.3%    69.5%
  Services....................................         44.1       36.7     30.5
                                                      -----      -----    -----
    Total revenues............................        100.0      100.0    100.0
                                                      -----      -----    -----

Cost of revenues:
  License fees................................          3.2        3.0      2.5
  Services....................................         27.3       23.0     19.0
                                                      -----      -----    -----
    Total cost of revenues....................         30.5       26.0     21.5
                                                      -----      -----    -----
    Gross margin..............................         69.5       74.0     78.5

Operating expenses:
  Product development and engineering.........         31.6      22.3     18.4
  Sales and marketing.........................         33.2      36.2     36.1
  General and administrative..................         13.0       9.4      8.8
  Merger costs................................           --       --       1.9
                                                      -----     -----    -----
    Total operating expenses..................         77.8      67.9     65.2
                                                      -----     -----    -----
    Operating income (loss)....................         (8.3)      6.1     13.3

Interest income (expense) net..................        (0.4)      0.4      2.9
  Income before provision for income taxes.....        (8.7)      6.5     16.2
Provision for income taxes.....................          --       0.5      1.7
                                                      -----     -----    -----
        Net income (loss)......................        (8.7)%     6.0%    14.5%
                                                      =====     =====    =====

RESULTS OF OPERATIONS

Revenues
--------

  The Company's revenues currently are derived primarily from fees from licenses of the Company's software products and to a lesser extent, from related services. Total revenues increased from $12.5 million in 1994 to $24.9 million in 1995 to $56.3 million in 1996, representing increases of 99% and 126%, respectively. The Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

  License Fees. License fee revenues increased from $7.0 million in 1994 to
  ------------
$15.7 million in 1995 to $39.1 million in 1996, representing increases of 125% and 149%, respectively. License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicenses of third-party software products. The increase was primarily due to increased market acceptance of the Company's existing products and the expansion of the Company's direct sales force. In 1995, $1.9 million or 12% of license fee revenues were recognized from Microsoft Corporation. In 1996, no single customer accounted for more than 10% of license fee revenues.

  Services.  Revenues from services increased from $5.5 million in 1994 to $9.1
  --------
million in 1995 to $17.2 million in 1996, representing increases of 66% and 88%, respectively. The Company's service revenues are primarily comprised of fees from maintenance, consulting and training services. The increase was due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with increased sales of the Company's applications.

Costs of Revenues
-----------------

  Cost of License Fees. Cost of license fees increased from $0.4 million in 1994
  --------------------
to $0.8 million in 1995 to $1.4 million in 1996. Cost of license fees consists primarily of the costs of sublicensing third party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. Accordingly, cost of license fees includes no amortization of capitalized software development costs. Cost of license fees as a percentage of license fees may fluctuate from period to period due to the increased or decreased sales of royalty bearing software products. The increase in dollar amount is primarily due to the higher volumes of products shipped during the year and increases in royalties paid to third party software suppliers. Cost of license fees represent 6%, 5% and 4% of 1994, 1995 and 1996 license fee revenues, respectively.

  Cost of Services.  Cost of services consists primarily of costs incurred in
  ----------------
providing telephone support, consulting services, shipment of product upgrades and training of customers. Cost of services increased from $3.4 million in 1994 to $5.7 million in 1995 to $10.7 million in 1996, representing 62% of the related service revenues for all years. The dollar increase is due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base and costs related to the use of independent third-party consultants. The Company expects to make continued investments in its service organization to develop service capabilities in anticipation of supporting the increasing number of users in the customer installed base and, therefore, currently anticipates that cost of services will increase in absolute dollars in future periods.

Operating Expenses
------------------
  Product Development and Engineering.  Product development and engineering
  -----------------------------------
expenses increased from $4.0 million in 1994 to $5.5 million in 1995 to $10.4 million in 1996, representing 32%, 22% and 18% of total revenues in 1994, 1995 and 1996, respectively. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in dollar amount was primarily attributable to an increase in personnel and related overhead costs. The decrease in product development and engineering expenses as a percentage of total revenues was primarily due to the growth in revenues. The Company currently anticipates that product development and engineering expenses may increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

  Sales and Marketing.  Sales and marketing expenses increased from $4.2 million
  -------------------
in 1994 to $9.0 million in 1995 to $20.4 million in 1996, representing 33% of total revenues in 1994 and 36% of total revenues in 1995 and 1996. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the expansion of the Company's worldwide sales and marketing organization and higher sales commissions associated with increased revenue. The Company currently expects sales and marketing expenses to increase in absolute dollars in future periods as the Company continues to invest in sales and marketing activities.

  General and Administrative. General and administrative expenses increased from
  --------------------------
$1.6 million in 1994 to $2.3 million in 1995 to $4.9 million in 1996, representing 13% of total revenues in 1994 and 9% of total revenues in 1995 and 1996. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. The increase in dollar amount was due primarily to increases in personnel and related overhead costs. The decrease as a percentage of total revenues was due primarily to the Company's growth in revenues. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company expands its operations and as a result of costs associated with being a public company. The Company has recorded deferred compensation of $188,000 for the difference between the grant price and the deemed fair value of the Company's Common Stock for 479,334 shares subject to options granted in the first six months of 1995. The deferred compensation is being amortized to expense over the vesting period of the options, generally four years, and $76,000 has been amortized as of December 31, 1996.

  Merger costs.  The Company incurred $1.1 million of one time merger related
  ------------
expenses in 1996 in connection with the acquisition of Metropolis Software, Inc.

  Interest Income (Expense), Net.  The Company incurred net interest expense of
  ------------------------------
$57,000 in 1994 and net interest income of $0.1 million and $1.6 million in 1995 and 1996, respectively. Interest expense grew $83,000 from 1994 to 1995 due to the increased use of equipment leases. The increase in interest income from $0.1 million in 1994 to $0.4 million in 1995 and to $1.7 million in 1996 resulted from interest earned on excess cash balances. Such cash balances resulted primarily from the sale of common stock in November 1995 in an initial public offering which raised net proceeds of approximately $26.7 million. As of December 31, 1996, the Company has no long term equipment leases.

  Provision for Income Taxes. Income taxes were provided at a rate of 8% for
  --------------------------
1995 as compared to 10% for 1996. The Company recognized deferred income tax assets in accordance with SFAS No. 109, Accounting for Income Taxes, of $800,000 and $2,984,000 in the second and fourth quarters of 1996, respectively, amounting to total deferred income tax assets of $3,784,000 at December 31, 1996. The Company's effective income tax rate will increase to 37% in the first quarter of 1997, as compared to 20% in the fourth quarter of 1996 due to federal and state operating loss carryforwards having been recognized in fiscal year 1996.

Quarterly Operating Results
---------------------------
  The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future, depending on factors such as the size and timing of significant orders, the level of price and product competition, demand for the Company's products, changes in pricing policies by the Company or its competitors and the number, timing and significance of product enhancements and new product announcements by the Company and its competitors. In addition, the Company's quarterly operating results are dependent on factors such as the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the size, timing and structure of significant licenses, changes in the Company's sales incentive strategy, the timing of revenue recognition, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products, the impact of acquisitions of competitors, the cancellation of licenses or maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in Company strategy, investments to develop sales distribution channels, seasonal trends, changes in the level of operating expenses and general domestic and international economic and political conditions, among others. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer installation and implementation of the Company's products. The Company's license agreements typically provide that a majority of payment is due upon installation of the Company's products. In the past, the Company has experienced delays in recognizing revenue with respect to particular orders. There can be no assurance that the Company will not experience delays in recognizing revenue in the future, particularly if the Company receives orders for large, complex installations. Product revenues are also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle, from initial trial to purchase and the provision of support services, varies substantially from customer to customer.

  To achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment and installation in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and installed in that quarter. Certain agreements signed during a quarter may not meet the Company's revenue recognition criteria. Consequently the Company could meet or exceed its forecast of orders and may not meet its forecast for revenues. The converse may also occur. Further, the Company believes the purchase of its products generally involves a significant commitment of capital, because customers have tended to implement the products on a large scale and customers also must establish certain minimum hardware capabilities. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to customer buying patterns. In recent years, the Company has generally had stronger demand for its products during the quarters ending in June and December and weaker demand in the quarter ending in March. The Company currently anticipates that, to the extent international operations constitute a higher percentage of the Company's total revenues, it may also experience relatively weaker demand in the quarter ending in September.

  The following table sets forth unaudited consolidated statement of operations data for each of the eight quarters beginning January 1, 1995 and ending December 31, 1996. This information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information in accordance with generally accepted accounting principles. The business combination was accounted for as a pooling of interests and the consolidated financial statements have been restated as if Metropolis had been combined for all periods presented.

  The Company's quarterly results have been in the past and may in the future be subject to fluctuations. Therefore, these results are not necessarily indicative of future quarterly results of operations.


                                                                          Quarters ended,
                                         -----------------------------------------------------------------------------------------
                                         Mar. 31,    June 30,   Sept. 30,   Dec. 31,    Mar.31,    June 30,   Sept. 30,    Dec. 31,
                                           1995        1995        1995        1995       1996       1996        1996        1996
                                         --------   ---------   ----------   ---------  ---------  ---------   ---------   --------
                                                                     (in thousands except per share data)
Statement of Operations Data:
Revenues................................  $ 5,192     $ 5,541     $ 5,963    $ 8,201    $ 8,954     $11,137     $17,001     $19,230
Gross Margin............................  $ 3,621     $ 4,183     $ 4,391    $ 6,229    $ 6,784     $ 8,689     $13,603     $15,126
Net income..............................  $   540     $   338     $    12    $   614    $   868     $ 1,262     $ 3,169     $ 2,891
Net income per share....................  $  0.03     $  0.02     $  0.00    $  0.03    $  0.04     $  0.06     $  0.15     $  0.13
Shares used in per share
 computations...........................   15,938      16,495      17,202     19,770     21,485      21,581      21,720      22,284


LIQUIDITY AND CAPITAL RESOURCES

  Since inception until its initial public offering in November 1995, which resulted in net proceeds of $26.7 million, the Company financed its operations and met its capital expenditure requirements primarily from proceeds of private sales of Preferred and Common Stock. At December 31, 1996, the Company's principal sources of liquidity include cash and cash equivalents of $34.5 million and short term investments of $1.5 million.

  The Company's operating activities used net cash of $0.4 million and provided net cash of $3.9 million and $13.2 million during 1994, 1995 and 1996, respectively. The growth in cash provided is attributed principally to the increased profitability of operations, increased unearned revenue, accrued payroll and related accruals and other accrued liabilities, partially offset by
an increase in accounts receivable.   Increased unearned revenue resulted from
increases in both license fees and maintenance revenues.   Initial license fee
revenues are deferred until delivery and installation of software products and no significant obligations remain or until acceptance occurs. Maintenance fees are deferred and are recognized ratably over the contract period. Increased commissions resulted from increased revenue and increased accounts receivable resulted from increased billings. Accounts receivable experienced a net increase of $10.8 million in 1996. The Company focuses continually on collection activities; however, since billing terms of the Company's agreements typically are spread out over a sequence of events that generally span a considerable period and partial billing occurs immediately following an order, an increase in orders late in the year generally causes a rise in accounts receivable.

  Investing activities provided net cash of $141,000 in 1994 and used $1.1 million in 1995 and $12.3 million of net cash in 1996. Included in these totals are the net cash provided or used by the purchase and sale of investments and purchases of property and equipment. The purchases of short-term investments used net cash of $14.9 million, $972,000 and $3.5 million in 1994, 1995 and 1996, respectively. Sales and maturities of short-term investments provided cash of $15.3 million, $1.9 million and $2.0 million during

1994, 1995, and 1996, respectively. The purchase of long-term investments used net cash of $2.0 million during 1996. The Company used $203,000, $2.0 million and $8.0 million of cash during 1994, 1995 and 1996, respectively, to purchase property and equipment. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows.

  Financing activities provided net cash of $2.8 million, $25.8 million and $1.8 million in 1994, 1995 and 1996, respectively. Cash provided in 1994 is primarily due to $3.1 million of net proceeds from the issuance of Preferred Stock. Cash provided in 1995 is primarily due to $26.8 million of net proceeds from the issuance of Common Stock, partially offset by $1.0 million used to retire all long term lease obligations. Cash provided in 1996 is primarily due to the sale of $2.1 million of the Company's Common Stock pursuant to the Employee Stock Purchase Plan and the 1995 Stock Option Plan, partially offset by the retirement of a note in connection with the acquisition of Metropolis.

  The Company believes that its existing sources of liquidity and cash generated from operations will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms or at all.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Consolidated Balance Sheets of the Company as of December 31, 1995 and 1996 and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1996, together with the related notes and the report of Coopers & Lybrand L.L.P., independent accountants, are set forth in the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

                                 CLARIFY INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------
                                                                    Page
--------------------------------------------------------------------------
Report of Independent Accountants..................................  31
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1995 and 1996.....  32
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996....................  33
  Consolidated Statements of Stockholders' Equity for each
    of the three years in the period ended December 31, 1996.......  34
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996....................  35
Notes to Consolidated Financial Statements.........................  36
--------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Clarify Inc.
San Jose, California

  We have audited the consolidated balance sheets of Clarify Inc. as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarify Inc. as of December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        COOPERS & LYBRAND L.L.P.

San Jose, California
January 14, 1997

                                 CLARIFY INC.
                          CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 1995 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          December 31,
                                                                                     ----------------------
                         ASSETS                                                          1995       1996
                                                                                     -----------  ---------
Current assets:
  Cash and cash equivalents..............................................              $31,813     $34,477
  Short-term investments.................................................                   --       1,486
  Accounts receivable, net of allowance for doubtful accounts of $219 at
    December 31, 1995 and $763 at December 31, 1996......................                7,132      17,977
  Prepaid expenses and other current assets..............................                  938       1,601
  Deferred income taxes..................................................                   --       3,784
                                                                                       -------     -------
     Total current assets................................................               39,883      59,325
Property and equipment, net..............................................                2,258       8,470
Long-term investments....................................................                   --       1,989
Other noncurrent assets..................................................                  142         900
                                                                                       -------     -------
     Total assets........................................................              $42,283     $70,684
                                                                                       =======     =======


                       LIABILITIES

Current liabilities:
  Notes payable............................................................            $   115    $     --
  Notes payable to stockholders, current...................................                100          --
  Current portion of capital lease obligations.............................                 81          --
  Accounts payable.........................................................              1,109       3,920
  Accrued payroll and related accruals.....................................              1,994       4,771
  Other accrued liabilities................................................              1,053       2,284
  Unearned revenue.........................................................              5,302      12,764
                                                                                       -------     -------
     Total current liabilities.............................................              9,754      23,739
  Notes payable to stockholders, noncurrent................................              1,047          --
                                                                                       -------     -------
     Total liabilities.....................................................             10,801      23,739
                                                                                       -------     -------

                    STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value:
  Authorized:  5,000 shares;
  Issued and outstanding:  none
Common stock, $.0001 par value:
  Authorized:  25,000 shares;
  Issued and outstanding: 19,869 at December 31, 1995 and
  20,600 at December 31, 1996..............................................                  2           2
Capital in excess of par value.............................................             39,316      45,556
Cumulative translation adjustment..........................................                 (5)        (66)
Deferred compensation......................................................               (159)       (112)
Retained earnings (deficit)................................................             (7,672)      1,565
                                                                                       -------     -------
      Total stockholders' equity...........................................             31,482      46,945
                                                                                       -------     -------
        Total liabilities and stockholders' equity.........................            $42,283     $70,684
                                                                                       =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                 CLARIFY INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   Years Ended December 31,
                                               -------------------------------
                                                  1994      1995       1996
                                               ---------  --------   ---------
Statement of Operations Data:
Revenues:
  License fees.........................         $ 7,001    $15,749    $39,139
  Services.............................           5,526      9,148     17,183
                                                -------    -------    -------
        Total revenues.................          12,527     24,897     56,322
                                                -------    -------    -------

Cost of revenues:
  License fees.........................             400        759      1,409
  Services.............................           3,419      5,714     10,711
                                                -------    -------    -------
    Total cost of revenues.............           3,819      6,473     12,120
                                                -------    -------    -------
    Gross margin.......................           8,708     18,424     44,202

Operating expenses:
  Product development and engineering..           3,951      5,547     10,384
  Sales and marketing..................           4,162      9,017     20,351
  General and administrative...........           1,632      2,336      4,920
  Merger costs.........................              --         --      1,061
                                                -------    -------    -------
    Total operating expenses...........           9,745     16,900     36,716
                                                -------    -------    -------
    Operating income (loss)............          (1,037)     1,524      7,486

Interest income........................             109        358      1,653
Interest expense.......................            (166)      (249)        (9)
                                                -------    -------    -------
    Income (loss) before provision
      for income taxes.................          (1,094)     1,633      9,130
Provision for income taxes.............              --        129        940
                                                -------    -------    -------
    Net income (loss)..................         $(1,094)   $ 1,504    $ 8,190
                                                =======    =======    =======
Net income (loss) per share............         $ (0.28)   $  0.09    $  0.38
                                                =======    =======    =======
Shares used in per share computations..           3,975     17,351     21,768
                                                =======    =======    =======
Pro forma net loss per share...........         $ (0.07)
                                                =======
Pro forma shares used in per share
  computation..........................          15,212
                                                =======


The accompanying notes are an integral part of these consolidated financial statements.

                                 CLARIFY INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)


                                                                                                       Unrealized Gain
                                                            Convertible                                        Holding
                                                        Preferred Stock    Common Stock          Capital       Gain on   Cumulative
                                                        ---------------  --------------    In Excess of   Investments,  Translation
                                                        Shares   Amount  Shares  Amount    of Par Value           Net    Adjustment
                                                        ------   ------  ------  ------   -------------   ------------  -----------
Balances, December 31, 1993.........................     9,646   $    1   2,915  $   --    $      9,179     $       --   $      --
  Exercise of stock options.........................                         92                      10
  Common stock repurchased for cash.................                        (14)
  Issuance of Series C convertible
    preferred stock.................................     1,471                                    3,096
  Amortization of deferred interest
    from warrants...................................                                                 18
  Unrealized holding gain on
    investments, net................................                                                                14
  Dividend distribution.............................
  Net loss..........................................
                                                        ------   ------  ------  ------   -------------   ------------  ----------
Balances December 31, 1994..........................    11,117        1   2,993      --          12,303             14          --
  Conversion of convertible
    preferred stock.................................   (11,117)      (1) 11,117        1
  Issuance of common stock..........................                      4,600        1         26,663
  Exercise of stock options.........................                      1,024                     149
  Net exercise of warrants..........................                        155
  Common stock repurchased for cash.................                        (20)                     (1)
  Deferred stock option compensation................                                                188
  Amortization of deferred stock
    option compensation.............................
  Amortization of interest from
    warrants........................................                                                 14
  Change in unrealized holding gain
    on investments, net.............................                                                               (14)
  Cumulative translation adjustment.................                                                                            (5)
  Dividend distribution.............................
  Net income........................................
                                                        ------   ------  ------  ------   -------------   ------------  ------------

Balances, December 31, 1995.........................        --       --  19,869       2          39,316             --          (5)

  Exercise of stock options.........................                        442                     224
  Employee stock purchases..........................                        289                   1,845
  Amortization of deferred stock option
    compensation....................................
  Forgiveness of notes payable to stockholders......
  Tax benefit from exercise of nonqualified
    stock options...................................                                              4,171
  Cumulative translation adjustment.................                                                                            (61)

  Net income........................................
                                                        ------   ------  ------  ------   -------------   ------------  ------------

Balances, December 31, 1996                                 --   $   --  20,600  $    2    $     45,556     $       --   $      (66)
                                                        ======   ======  ======  ======   =============   ============  ============

                                                                          Deferred                Retained
                                                                      Stock Option                Earnings
                                                                      Compensation               (Deficit)               Total
                                                                    --------------             -----------            --------
Balances, December 31, 1993.........................                  $         --               $  (6,656)            $ 2,524
  Exercise of stock options.........................                                                                        10
  Common stock repurchased for cash.................
  Issuance of Series C convertible
    preferred stock.................................                                                                     3,096
  Amortization of deferred interest
    from warrants...................................                                                                        18
  Unrealized holding gain on
    investments, net................................                                                                        14
  Dividend distribution.............................                                                  (200)               (200)
  Net loss..........................................                                                (1,094)             (1,094)
                                                                    --------------             -----------            --------
Balances, December 31, 1994.........................                            --                  (7,950)              4,368
  Conversion of convertible
    preferred stock.................................
  Issuance of common stock..........................                                                                    26,664
  Exercise of stock options.........................                                                                       149
  Net exercise of warrants..........................
  Common stock repurchased for cash.................                                                                        (1)
  Deferred stock option compensation................                          (188)
  Amortization of deferred stock
    option compensation.............................                            29                                          29
  Amortization of interest from
    warrants........................................                                                                        14
  Change in unrealized holding gain
    on investments, net.............................                                                                       (14)
  Cumulative translation adjustment.................                                                                        (5)
  Dividend distribution.............................                                                (1,226)             (1,226)
  Net income........................................                                                 1,504               1,504
                                                                    --------------             -----------            --------
Balances, December 31, 1995.........................                          (159)                 (7,672)             31,482
  Exercise of stock options.........................                                                                       224
  Employee stock purchases..........................                                                                     1,845
  Amortization of deferred stock option
    compensation....................................                            47                                          47
  Forgiveness of notes payable to stockholders......                                                 1,047               1,047
  Tax benefit from exercise of nonqualified
    stock options...................................                                                                     4,171
  Cumulative translation adjustment.................                                                                       (61)
  Net income........................................                                                 8,190               8,190
                                                                    --------------             -----------            --------
Balances, December 31, 1996                                           $       (112)              $   1,565             $46,945
                                                                    ==============             ===========            ========



The accompanying notes are an integral part of these consolidated financial statements.


                                 CLARIFY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                Years Ended December 31,
                                                                              -----------------------------
                                                                                1994       1995      1996
                                                                              -------    -------    -------
Cash flows from operating activities:
  Net income (loss)........................................................ $ (1,094)   $ 1,504    $  8,190
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization............................................      527        847       1,750
  Provision for doubtful accounts..........................................      226        135         596
  Deferred income taxes....................................................       --         --        (801)
  Loss on disposal of assets...............................................       --         --         133
  Other....................................................................       18         (5)        (61)
  Changes in assets and liabilities:
    Accounts receivable....................................................   (2,169)    (3,362)    (11,441)
    Prepaids and other current assets......................................     (224)      (303)       (663)
    Accounts payable.......................................................      551        298       2,811
    Accrued payroll and related accruals...................................      283      1,508       2,777
    Other accrued liabilities..............................................       74        840       2,419
    Unearned revenue.......................................................    1,405      2,405       7,462
                                                                              -------    -------    -------
  Net cash provided by (used in) operating activities......................     (403)     3,867      13,172
                                                                              -------    -------    -------
Cash flows from investing activities:
  Purchase of property and equipment.......................................     (203)    (2,005)     (8,048)
  Purchase of investments..................................................  (14,890)      (972)     (5,470)
  Sale and maturities of investments.......................................   15,259      1,941       1,995
  (Increase) in other assets...............................................      (25)       (58)       (758)
                                                                              -------    -------    -------
    Net cash provided by (used in) investing activities....................      141     (1,094)    (12,281)
                                                                              -------    -------    -------
Cash flows from financing activities:
  Proceeds from capital lease obligations..................................      166         --          --
  Payments of capital lease obligations....................................     (335)      (954)        (81)
  Proceeds from issuance of common stock...................................       10     26,812       2,069
  Repurchases of common stock..............................................       --         (1)         --
  Proceeds from issuance of preferred stock ,
    net of issuance costs..................................................    3,096         --          --
  Borrowings under (payments of) notes payable.............................      --         115        (215)
  Dividends paid...........................................................     (100)      (179)         --
                                                                              -------    -------    -------
    Net cash provided by financing activities..............................    2,837     25,793       1,773
                                                                              -------    -------    -------
Net increase in cash and cash equivalents..................................    2,575     28,566       2,664
Cash and cash equivalents, beginning of year...............................      672      3,247      31,813
                                                                              -------    -------    -------
Cash and cash equivalents, end of year..................................... $  3,247    $31,813    $ 34,477
                                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest................................... $    148    $   187    $      9
                                                                             =======     =======    =======
  Cash paid during the year for taxes......................................             $    60    $    464
                                                                                         =======    =======
Supplemental disclosure of noncash investing and financing activities:
Capital lease obligations incurred in connection with
  equipment leases......................................................... $    669    $    26
                                                                             =======     =======

Change in unrealized holding gain on short-term investments................ $     14    $   (14)
                                                                             =======     =======
Conversion of preferred stock to common stock..............................             $     2
                                                                                         =======
Deferred stock option compensation.........................................             $   188
                                                                                         =======
Dividend distribution in exchange for notes  payable
  to stockholders.......................................................... $    100    $ 1,047
                                                                             =======     =======
Tax benefit from exercise of nonqualified stock options....................                        $  4,171
                                                                                                    =======
Forgiveness of notes payable to stockholders...............................                        $  1,047
                                                                                                    =======

The accompanying notes are an integral part of these consolidated financial statements.

                                 CLARIFY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS OF THE COMPANY

  Clarify Inc. and subsidiaries (the Company), a Delaware corporation, was founded in August 1990 to develop, market and support adaptable client/server application software designed to address the external and internal service, support, and product quality needs of today's global enterprises. The Company markets its software and services primarily through its direct sales organization and focuses on large enterprises with complex requirements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
----------------------

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

  The Company considers cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Investments
-----------

  All investments are classified as available-for-sale and therefore are carried at fair market value. Unrealized holding gains and losses on such investments are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of such investments are reported in earnings and computed using the specific identification cost method.

Fair Value of Financial Instruments
-----------------------------------

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of notes payable and capital lease obligations approximate fair value. Estimated fair values for investments are determined using quoted market prices for those securities or similar financial instruments.

Concentrations
--------------

  Cash and cash equivalents and investments are custodied with several major financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and, therefore, bear minimal risk.

  The Company's customer base is dispersed across many different geographic areas throughout the United States, Europe and Asia and consists principally of companies in the networking equipment, high-end software, telecommunications and computer systems industries. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. Collateral, such as letters of credit and bank guarantees, is generally not required.

Revenue Recognition
-------------------

  License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products and fees from sublicenses of third party software products. The Company recognizes initial license fee revenues only after delivery and installation of software products, if there are no remaining significant post-installation obligations and if collection is deemed probable. If significant post-installation obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or, until acceptance has occurred. Sales of additional licenses to the Company's existing customers are recognized upon shipment. Service revenues consist primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed.

Product Development and Engineering Expenditures
------------------------------------------------

  Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company's products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

Property and Equipment
----------------------

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Assets under capital leases and leasehold improvements are amortized over the lesser of their useful lives or the term of the lease. Upon disposal, the assets and related accumulated depreciation are removed from the Company's accounts, and the resulting gains or losses are reflected in the statement of operations.

Income Taxes
------------

  Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Computation of Net Income (Loss) Per Share
------------------------------------------

  Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of convertible preferred stock, common stock subject to repurchase, stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares issued by the Company during the twelve months preceding the initial public offering date, using the treasury stock method and the assumed public offering price per share, have been included in the calculation of net income
(loss) per share for all periods presented prior to the initial public offering date. Pro forma net income (loss) per share assumes the common shares issuable upon conversion of the outstanding convertible preferred stock, which were excluded during the loss period, were outstanding for such period.

Foreign Currency Translation
----------------------------

  The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations.

Use of Estimates
----------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation
------------------------

  Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Reclassifications
-----------------

  Certain reclassifications have been made to prior year balances to conform to current classifications.

Recent Accounting Pronouncements
--------------------------------

During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", (SFAS 128) which specifies the computation, presentation and disclosure requirements for Earnings Per Share. SFAS 128 will become effective for the Company's 1997 fiscal year. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

3.  BUSINESS COMBINATION

  In April 1996, the Company acquired Metropolis Software, Inc. (Metropolis), a sales force automation software provider. The Company issued approximately 663,000 shares of its common stock in exchange for substantially all of the shares of Metropolis. The Company also assumed stock options that converted into options to purchase approximately 77,000 shares of the Company's common stock. The business combination was accounted for as a pooling of interests and the consolidated financial statements have been restated as if Metropolis had been combined for all periods presented.

  Revenues and net income (loss) of the separate and combined companies are as follows (in thousands):
                                                                Three months
                                                                ------------
                                           Years Ended             ended
                                        -------------------      ----------
                                            December 31,          March 31,
                                        -------------------      ----------
                                         1994         1995          1996
                                        -------      -------       ------
  Revenues:
  The Company........................  $10,181      $20,946        $7,784
  Metropolis.........................    2,346        3,951         1,170
                                       -------      -------        ------
  Combined...........................  $12,527      $24,897        $8,954
                                       =======      =======        ======

  Net income (loss):
  The Company........................  $(1,318)     $ 1,578        $  959
  Metropolis.........................      224          (74)          (91)
                                       -------      -------        ------
  Combined...........................  $(1,094)     $ 1,504        $  868
                                       =======      =======        ======


4.   INVESTMENTS

  Investments at December 31, 1996 are summarized below (in thousands):


                                                     Market     Amortized
                                                      Value       Cost
                                                     --------   ---------


  Debt Securities:
   U.S. Government and Government Agency
     Securities.................................     $ 2,984     $ 2,984
   Commercial paper.............................         491         491
                                                     -------     -------
                                                     $ 3,475     $ 3,475
                                                     =======     =======

  Investments classified as short-term have scheduled maturities of less than one year, while investments classified as long-term have scheduled maturities of more than one year. There were no investments at December 31, 1995.

5.  PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands)


                                                        December 31,
                                                    ------------------
                                                      1995      1996
                                                    -------    -------
  Leasehold improvements........................    $   216    $ 1,812
  Equipment.....................................      3,264      8,156
  Furniture and fixtures........................        428      1,370
  Purchased software............................        227        392
  Automobiles...................................         59         --
                                                    -------    -------
                                                      4,194     11,730
  Less accumulated depreciation and amortization     (1,936)    (3,260)
                                                    -------    -------
                                                    $ 2,258    $ 8,470
                                                    =======    =======

  The Company leases property and equipment under capital lease agreements (see
Note 8). Leased assets included above are as follows (in thousands):


                                                        December 31,
                                                    ------------------
                                                      1995      1996
                                                    -------    -------

            Equipment...........................     $ 301      $  --
            Furniture and fixtures..............        49         --
                                                     -----      -----
                                                       350         --
            Less accumulated depreciation
              and amortization..................       (--)       (--)
                                                     -----      -----
                                                     $ 350      $  --
                                                     =====      =====
6.  LINE OF CREDIT

  At December 31, 1995, the note payable consisted of borrowings of $115,000 under a $500,000 line of credit bearing interest at prime plus 1 1/2% (10% at December 31, 1995) and expiring in September 1996. The balance was repaid in July 1996.

7.  NOTES PAYABLE TO STOCKHOLDERS

  Notes payable to Metropolis stockholders totaled $1,147,000 at December 31, 1995, $100,000 and $1,047,000 of which was classified as current and noncurrent, respectively. These were nonrecourse promissory notes bearing interest at 6.5%. The loans principally arose from Metropolis' obligation to pay out its net earnings in dividends to the stockholders. In March 1996, the current portion of the notes was repaid and the stockholders agreed to contribute the entire noncurrent portion, including principle and interest payment obligations, as additional capital to Metropolis.

8.  CAPITAL LEASE OBLIGATIONS

  In 1994 and 1995, the Company leased certain of its property and equipment under capital lease agreements with original terms of 42 months. Upon expiration of the leases, the Company was obligated to purchase all assets at 15% of original cost as specified in the lease agreements. At December 31, 1996, there were no outstanding capital lease obligations.

9.  COMMITMENTS

  The Company leases its principal operating facility and off-site sales offices under operating leases expiring no later than 2002. Future minimum rental payments under these leases, as of December 31, 1996 are as follows (in thousands):

                           Years ending December 31,
                          ---------------------------
                    1997..............................  $3,353
                    1998..............................   2,699
                    1999..............................   2,046
                    2000..............................   2,019
                    2001..............................   1,888
                    Thereafter........................      10
                                                       -------
                                                       $12,015
                                                       =======
  Rent expense was $513,000, $906,000 and $1,773,000 in 1994, 1995 and 1996,
respectively.

10.  STOCKHOLDERS' EQUITY

Stock Split
-----------

  On September 14, 1995, the Company effected a reverse stock split of two for three to be effective prior to the effective date of the initial public offering. All shares and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

  On September 18, 1996 the Company's Board of Directors authorized a two-for-one stock split payable in the form of a dividend of one additional share of the Company's common stock for each share owned by shareholders of record on September 30, 1996. All share and per share information in the accompanying financial statements has been restated to give retroactive recognition to the stock split for all periods presented.

Initial Public Offering and Conversion of Preferred Stock
---------------------------------------------------------

  In November 1995, the Company issued 4,600,000 shares of Common Stock in an initial public offering. In connection with the initial public offering, all outstanding shares of Preferred Stock were converted into an aggregate of approximately 11,117,000 shares of Common Stock and the number of authorized Preferred Stock was reduced from 10,000,000 shares to 5,000,000 shares. Additionally, approximately 155,000 shares of Common Stock were issued upon the net exercise of warrants for preferred stock.

Employee Stock-Based Compensation Plans
--------------------------------------

1995 Stock Option/Stock Issuance Plan

  At December 31, 1996, approximately 2,590,000 shares of common stock were authorized for issuance under the Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") which serves as the successor equity incentive program to the Company's 1991 Stock Option/Stock Issuance Plan (the "1991 Plan"). The 1995 Plan will terminate on September 13, 2005, unless sooner terminated by the Board of Directors.

  The 1995 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals may, at the discretion of the Plan Administrator, be granted incentive or non-statutory stock options to purchase shares of common stock at an exercise price not less than 85% of their fair market value on the grant date, (ii) the Stock Issuance Program under which individuals may, at the Plan Administrator's discretion, be issued shares of common stock directly either by the purchase of such shares at a price not less than 85% of their fair market value at the time of issuance or in consideration of the past performance of services and (iii) the Automatic Option Grant program under which non-statutory stock option grants will be automatically made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date. Options are exercisable at times and in increments as specified by the Plan Administrator and generally expire in seven to ten years.

  The share reserve for the 1995 Plan automatically increases on the first trading day in each of the 1996 and 1997 calendar years by the number of shares equal to five percent of the total number of shares of the Company's common and common stock equivalents outstanding on December 31 of the immediately preceding calendar year.

Activity under these plans is as follows (in thousand, except share and per share amounts):


                                                   Options Outstanding
                                            ------------------------------------
                                    Shares  Number of   Exercise
                                  Available    Shares     Price        Total
                                  --------- ---------  -----------  -----------
Balances, December 31, 1993...     747,162  1,452,492  $ .08-$4.30  $   197
 Shares reserved..............     466,666
 Options granted..............    (949,382)   949,382  $ .12-$4.30      390
 Options exercised............          --    (91,784) $       .11      (10)
 Options canceled.............     360,473   (360,469) $  .12-$.23      (41)
                                  --------  ---------               -------
Balances, December 31, 1994...     624,919  1,949,621  $ .08-$4.30      536
 Shares reserved..............     433,334
 Options granted..............  (1,050,148) 1,050,148  $.23-$13.81    2,581
 Options exercised............          -- (1,024,376) $ .08-$1.13     (149)
 Options canceled..............    141,989   (141,987) $ .11-$3.56      (76)
                                  --------  ---------               -------
Balances, December 31, 1995...     150,094  1,833,406  $.08-$13.81    2,892
 Shares reserved..............   1,048,244
 Options granted..............  (1,365,829) 1,365,829  $.30-$57.00   36,138
 Options exercised............          --   (442,143) $.08-$11.50     (224)
 Options canceled.............     188,136   (188,136) $.11-$48.25   (2,469)
                                  --------  ---------               -------
Balances, December 31, 1996...      20,645   2,568,956 $.08-$57.00  $36,337
                                  ========  ==========              =======

  At December 31, 1996, approximately 1,274,000 shares of outstanding options were exercisable. In addition, approximately 279,000 shares of common stock issued under the 1991 Plan were subject to repurchase.

Employee Stock Purchase Plan

  At December 31, 1996, the Company had reserved a total of 870,000 shares of common stock for issuance under its Employee Stock Purchase Plan (the ESPP).
The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 85% of the lower of the fair market value on the semi-annual purchase dates. Payroll deductions may not exceed 15% of total cash earnings for each semi-annual period.
Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. During 1996, approximately 289,000 shares were sold through the ESPP.

Stock-Based Compensation

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." If compensation cost for the 1995 Plan and the ESPP had been determined based on the fair value on the grant dates for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                             1995        1996
                                                             ----        ----

   Net income                       As reported........    $ 1,504     $ 8,109
                                                           =======     =======
                                    Pro forma..........    $ 1,271     $ 6,398
                                                           =======     =======
   Earnings per share               As reported........    $  0.09     $  0.38
                                                           =======     =======
                                    Pro forma..........    $  0.07     $  0.30
                                                           =======     =======

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no expected dividends; expected volatility of 55% (0% for the period prior to the IPO); weighted average risk-free interest rate of 6%; and expected life of 4 years.

  The fair value of employees' stock purchase rights under the ESPP was estimated using the Black-Scholes model with the following assumptions for 1995 and 1996, respectively: no expected dividends; expected volatility of 55%; weighted average risk-free interest rate of 6%; and expected life of one year.

  A summary of the status of the Company's 1995 Stock Option Plan as of December 31, 1995 and 1996, and changes during the years ending on those dates is presented below:

                                             1995                   1996
                                   -----------------------  ---------------------
                                                  Weighted              Weighted
                                                  Average               Average
                                                  Exercise              Exercise
                                     Shares        Price      Shares     Price
                                   ----------     --------   ---------  ---------
Outstanding at beginning of year..  1,949,621     $   0.26   1,833,406  $    1.57
Granted...........................  1,050,148         2.46   1,365,829      26.46
Exercised......................... (1,024,376)        0.14    (442,143)      0.51
Canceled..........................   (141,987)        0.55    (188,136)     13.12
                                    ---------                ---------
Outstanding at end of year........  1,833,406         1.57   2,568,956      14.14

Weight-average fair value of
 options granted during the year..                $   1.19              $   12.82

  The following information applies to options outstanding at December 31, 1996:


                  Options Outstanding                         Options Currently Exercisable
  --------------------------------------------------------    -----------------------------
                                    Weighted     Weighted
                                    Average       Average                        Weighted
                     Number        Remaining      Exercise      Number       Average Exercise
  Exercise Prices   Outstanding  Contractual Life   Price     Exercisable          Price
 ----------------   -----------  ----------------   -----     -----------          -----
   $0.08 -  $3.56     1,142,873                 8   $ 1.40      1,142,975         $1.40
   $4.00 -  $6.50       163,974                 9   $ 4.92        119,078         $4.78
  $11.50 - $20.88       533,234                10   $18.02         11,147         $11.97
  $20.91 - $31.00       451,800                10   $24.02            913         $23.75
  $34.25 - $57.00       277,075                10   $48.62             --             --
                     ----------                                ----------
   $0.08 - $57.00     2,568,956                 9   $14.14      1,274,113         $1.82
                     ==========                                ==========

  Pro forma net income reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost under SFAS 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1995 is not considered.

11.  INCOME TAXES

  The components of the provision for income taxes are as follows (in thousands):

                                                       Year ended December 31,
                                                      -------------------------
                                                        1994    1995     1996
                                                     --------------------------
Federal - Current payable.........................    $   --   $ 115    $  152
Federal - Deferred................................        --      --     3,172
State - Current payable...........................        --      14         5
State - Deferred..................................        --      --       612
Valuation allowance...............................        --      --    (3,001)
                                                      ------   -----    ------
Provision for income tax..........................    $   --   $ 129    $  940
                                                      ======   =====    ======


  The Company's effective tax rate differs from the 34% statutory tax rate as follows:


                                                       Year ended December 31,
                                                      -------------------------
                                                        1994    1995     1996
                                                     --------------------------
Federal statutory rate.............................     34 %    34 %     34 %
State tax, net of federal benefit..................     --       6 %      6 %
Nondeductible expenses.............................     --       2 %      3 %
Tax credits utilized...............................     --      (6)%     (4)%
Utilization of net operating losses................     --     (42)%    (19)%
Change in valuation allowance......................     --      10 %    (14)%
Net operating loss not benefitted..................    (34)%    --       --
Other..............................................     --       4 %      4 %
                                                       -----   -----    -----
                                                        0 %      8 %     10 %
                                                       =====   =====    =====

  The significant components of deferred tax assets are as follows (in thousands):

                                                               December 31,
                                                           -------------------
                                                              1995      1996
                                                           -------------------

        Net operating loss carryforward.................    $ 1,957   $ 1,675
        Research tax credit carryforwards...............        650     1,016
        California capitalized research
         and development costs..........................        188       124
        Account receivable allowance....................        176       503
        Accrued vacation................................         88       188
        Other...........................................        (58)      278
        Valuation allowance.............................     (3,001)       --
                                                            -------   -------
        Net deferred tax asset..........................    $    --   $ 3,784
                                                            =======   =======

  The Company has not recorded a valuation allowance for those deferred tax assets that management believes are more likely than not to be realized through taxable income in the carryback period or through future taxable income.

  The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options. The benefit, which totaled $4,171,000 in 1996, was credited directly to additional paid-in capital.

  At December 31, 1996 the composition of tax carryforwards is as follows (in thousands):

                                                Federal     State
                                                -------     -----
     Net operating loss carryforward........    $ 4,914     $  68
     R&D credit carryforward................        675       341

  The federal net operating loss and credit carryforwards will expire between 1998 and 2009 for both federal and state income tax purposes if not used before such time to offset future taxable income or taxes payable.

12.  GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

  The Company operates in a single industry segment encompassing the design, development, marketing and technical support for front office automation software.

  In 1994, one customer accounted for 12% of total revenues.  In 1995, one
customer accounted for approximately 10% of total revenues.   No one customer
accounted for more than 10% of total revenues in 1996.

  International sales, primarily in Europe, Canada, Mexico and the Pacific region, were insignificant in 1994 and 1995. In 1996, international sales accounted for approximately 15% of total revenue.

13.  RETIREMENT PLAN

  Effective August 1991, the Company began a voluntary 401(k) plan covering substantially all employees. The plan provides for discretionary employer contributions. No employer contributions were made or authorized in 1994, 1995 or 1996.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

  Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of this fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 1997 Annual Meeting of Stockholders proposed to be held on July 14, 1997 and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information concerning the Company's directors and executive officers required by this Item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the headings "Election of Directors" and "Management," respectively.

ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Election of Directors" and "Ownership of Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Report:

  1. Consolidated Financial Statements.
     ----------------------------------

  The following consolidated financial statements of Clarify Inc. are included in Item 8:

                                                                            Page
                                                                            ----

    Report of Independent Accountants.....................................   31
    Consolidated Balance Sheets at December 31, 1995 and 1996.............   32
    Consolidated Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996.....................................   33
    Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1994, 1995 and 1996...............................   34
    Consolidated Statement of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996.....................................   35
    Notes to Consolidated Financial Statements............................   36

  2. Consolidated Financial Statements Schedules
     -------------------------------------------
  The following consolidated financial statement schedule is included in Item 14(d):

  Schedule II -- Valuation and Qualifying Accounts.


  3. Exhibits.
     ---------

  3.1(1)        Certificate of Incorporation of the Registrant, as amended to date
  3.2(1)        Bylaws of the Registrant, as amended to date
  4.1(1)        Specimen Common Stock certificate
  4.2(1)        Restated Investor Rights Agreement, dated March 7, 1994, among the Registrant and the investors and the founders named therein
  10.1(1)       Form of Indemnification Agreement
  10.2(1)       1991 Stock Option/Stock Issuance Plan
  10.3(2)       1995 Stock Option/Stock Issuance Plan
  10.4(2)       Employee Stock Purchase Plan
  10.5(1)       Loan and Security Agreement between Silicon Valley Bank and Clarify Inc.
  10.6(1)       Lease by and between Orchard Investment Company Number 6.9 and Clarify Inc.
                dated March 16, 1992, as amended by the First Amendment to Lease, dated February 28, 1995
  10.7(1)       Master Equipment Lease Agreement by and between Costella Kirsch/GATXPartnership No. 1 and the Registrant, dated February 18, 1992
  10.8(1)       Master Equipment Lease Agreement by and between Venture Leasing Assoc. and the Registrant, dated May 7, 1991
  10.9(1)       Master Equipment Lease Agreement by and between Phoenix Leasing Incorporated and the
                Registrant, dated June 30, 1993
  11.1          Computation of Earnings Per Share
  21.1          Subsidiaries of the Registrant
  23.1          Consent of Coopers & Lybrand L.L.P., Independent Accountants (reference Page53)
  24.1          Power of Attorney (reference Page 49)
  27            Financial Data Schedule

  __________
                (1) Incorporated by reference from an Exhibit filed with the Company's Registration Statement on Form S-1 (File Number 33-97004) declared effective by the Securities and Exchange Commission on November 2, 1995.

                (2) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File Number 33-98928) filed with the Securities and Exchange Commission on November 3, 1995.

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

  (c)  Exhibits
       See (a)(3) above.

  (d)  Financial Statement Schedule.
       See (a)(2) above.

                 INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

  Our report on the financial statement of Clarify Inc. is included on page 31 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 51 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basis financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                             COOPERS & LYBRAND L.L.P.



San Jose, California
January 14, 1997

                                                             SCHEDULE II

                                 CLARIFY INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)


                                  Balance at  Additions, Deductions  Balance at
                                   Beginning  Costs and     and        End of
        Description                of Period   Expenses  Write-offs    Period
------------------------          ----------   --------  ----------  ----------
Year ended December 31, 1994
 Allowance for doubtful accounts         $50       $226          $2        $274
                                        ====       ====        ====        ====
Year ended December 31, 1995
 Allowance for doubtful accounts        $274       $135        $190        $219
                                        ====       ====        ====        ====
Year ended December 31, 1996
 Allowance for doubtful accounts        $219       $596         $52        $763
                                        ====       ====        ====        ====

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on this 12th day of March, 1997.

                                                    CLARIFY INC.

                                                    By:/s/  DAVID A. STAMM
                                                       ----------------------
                                                          David A. Stamm
                                                          President and
                                                     Chief Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Stamm and Ray M. Fritz and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                  Title                         Date
--------------------------    -----------------------         ------------
/s/ DAVID A. STAMM            President, Chief Executive      March 12, 1997
--------------------------    Officer (Principal Executive
David A. Stamm                Officer) and Director

/s/ RAY M. FRITZ              Chief Financial Officer         March 12, 1997
--------------------------    (Principal Financial and
Ray M. Fritz                  Accounting Officer)

/s/ JAMES L. PATTERSON        Chairman of the Board           March 12, 1997
--------------------------
James L. Patterson

/s/ THOMAS H. BREDT           Director                        March 12, 1997
--------------------------
Thomas H. Bredt

/s/ MARY JANE ELMORE          Director                        March 12, 1997
--------------------------
Mary Jane Elmore

/s/  FREDERICK FLUEGEL        Director                        March 12, 1997
--------------------------
Frederick Fluegel

                               INDEX TO EXHIBITS


                                                                                                          Sequentially
                                                                                                            Numbered
                                                                                                               Page
                                                                                                           ------------

  3.1(1)        Certificate of Incorporation of the Registrant, as amended to date
  3.2(1)        Bylaws of the Registrant, as amended to date
  4.1(1)        Specimen Common Stock certificate
  4.2(1)        Restated Investor Rights Agreement, dated March 7, 1994, among the Registrant and the investors and the founders named therein
  10.1(1)       Form of Indemnification Agreement
  10.2(1)       1991 Stock Option/Stock Issuance Plan
  10.3(2)       1995 Stock Option/Stock Issuance Plan
  10.4(2)       Employee Stock Purchase Plan
  10.5(1)       Loan and Security Agreement between Silicon Valley Bank and Clarify Inc.
  10.6(1)       Lease by and between Orchard Investment Company Number 6.9 and Clarify Inc.
                dated March 16, 1992, as amended by the First Amendment to Lease, dated February 28, 1995
  10.7(1)       Master Equipment Lease Agreement by and between Costella Kirsch/GATXPartnership No. 1 and the Registrant, dated February 18, 1992
  10.8(1)       Master Equipment Lease Agreement by and between Venture Leasing Assoc. and the Registrant, dated May 7, 1991
  10.9(1)       Master Equipment Lease Agreement by and between Phoenix Leasing Incorporated and the
                Registrant, dated June 30, 1993
  11.1          Computation of Earnings Per Share                                                                52
  21.1          Subsidiaries of the Registrant                                                                   53
  23.1          Consent of Coopers & Lybrand L.L.P., Independent Accountants (reference Page53)                  54
  24.1          Power of Attorney (reference Page 49)                                                            50
  27            Financial Data Schedule

  __________
                (1) Incorporated by reference from an Exhibit filed with the Company's Registration Statement on Form S-1 (File Number 33-97004) declared effective by the Securities and Exchange Commission on November 2, 1995.

                (2) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File Number 33-98928) filed with the Securities and Exchange Commission on November 3, 1995.