Form 10-Q
period 1997-03-31
CLARIFY INC
filed 1997-05-14
CIK 1000782

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q


       |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


                                       OR

       |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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

                             ----------------------

                                 (408) 573-3000
              (Registrant's telephone number, including area code)

                             ----------------------

                             http://www.clarify.com
                    (Registrant's home page on the Internet)

                             ----------------------

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

     As of May 1, 1997 there were 21,054,788 shares of the Registrant's common stock outstanding.

================================================================================

                                  CLARIFY INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                                       PAGE
                                                                           ----

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               At March 31, 1997 and December 31, 1996...................    3

               Condensed Consolidated Statements of Operations
               For the three months ended March 31, 1997 and 1996........    4

               Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 1997 and 1996........    5

               Notes to Condensed Consolidated Financial Statements......    6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................    7



PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K..........................   17



SIGNATURES
               ..........................................................   18

PART I.        FINANCIAL INFORMATION.

Item 1.        Financial Statements.

                                  CLARIFY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                (in thousands, except per share data; unaudited)

                                                                              March 31,    December 31,
                                     ASSETS                                     1997          1996
                                                                            -------------- ------------
Current assets:
    Cash and cash equivalents ...............................................   $ 31,441    $ 34,477
    Short-term investments ..................................................      1,495       1,486
    Accounts receivable, net ................................................     20,431      17,977
    Prepaid expenses and other current assets ...............................      1,281       1,601
    Deferred tax ............................................................      3,784       3,784
                                                                                --------    --------
       Total current assets .................................................     58,432      59,325
Property and equipment, net .................................................      8,666       8,470
Long-term investments .......................................................      1,486       1,989
Other noncurrent assets .....................................................      1,057         900
                                                                                --------    --------
       Total assets .........................................................   $ 69,641    $ 70,684
                                                                                ========    ========

                                   LIABILITIES

Current liabilities:
    Accounts payable ........................................................   $  3,366    $  3,920
    Accrued payroll and related accruals ....................................      4,122       4,771
    Other accrued liabilities ...............................................      3,177       2,284
    Unearned revenue ........................................................      9,966      12,764
                                                                                --------    --------
       Total current liabilities ............................................     20,631      23,739
                                                                                --------    --------

                              STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value:
    Authorized:  5,000 shares;
    Issued and outstanding:  none
Common stock, $.0001 par value:
    Authorized:  25,000 shares;
    Issued and outstanding: 20,761 at March 31, 1997 and
      20,600 at December 31, 1996  ..........................................          2           2
Capital in excess of par value ..............................................     45,684      45,556
Cumulative translation adjustment ...........................................        (94)        (66)
Deferred compensation .......................................................       (100)       (112)
Retained earnings ...........................................................      3,518       1,565
                                                                                --------    --------
       Total stockholders' equity ...........................................     49,010      46,945
                                                                                --------    --------
          Total liabilities and stockholders' equity ........................   $ 69,641    $ 70,684
                                                                                ========    ========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                            1997           1996
                                                            ----           ----

Revenues:
  License fees .....................................       $13,008       $ 5,816
  Services .........................................         6,352         3,138
                                                           -------       -------
     Total revenues ................................        19,360         8,954
                                                           -------       -------

Cost of revenues:
  License fees .....................................           520           183
  Services .........................................         3,977         1,987
                                                           -------       -------
     Total cost of revenues ........................         4,497         2,170
                                                           -------       -------
     Gross margin ..................................        14,863         6,784
                                                           -------       -------

Operating expenses:
  Product development and engineering ..............         3,593         1,878
  Sales and marketing ..............................         7,017         3,447
  General and administrative .......................         1,515           868
                                                           -------       -------
     Total operating expenses ......................        12,125         6,193
                                                           -------       -------
     Operating income ..............................         2,738           591

Interest income, net ...............................           362           384
                                                           -------       -------
   Income before provision for income taxes ........         3,100           975
Provision for income taxes .........................         1,147           107
                                                           -------       -------
           Net income ..............................       $ 1,953       $   868
                                                           =======       =======

Net income per share ...............................       $  0.09       $  0.04
                                                           =======       =======

Shares used in per share computations ..............        22,071        21,485
                                                           =======       =======

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities:
   Net income ..........................................   $  1,953    $    868
   Adjustments  to  reconcile  net  income  to
   net cash  provided  by (used  in)
   operating activities:
    Depreciation and amortization ......................        865         304
    Noncash charges (credits), net .....................         (7)         (4)
    Changes in assets and liabilities:
      Accounts receivable ..............................     (2,522)        723
      Prepaid expenses and other current assets ........        405        (209)
      Accounts payable .................................       (529)        334
      Accrued payroll and related accruals .............       (634)        371
      Other accrued liabilities ........................        844         510
      Unearned revenue .................................     (2,779)       (887)
                                                           --------    --------
Net cash provided by (used in) operating activities ....     (2,404)      2,010
                                                           --------    --------
Cash flows from investing activities:
    Purchase of property and equipment .................     (1,097)       (871)
    Purchase of investments ............................     (5,500)       --
    Sales and maturities of investments ................      5,996        --
    Increase in other assets ...........................       (217)         (7)
                                                           --------    --------
Net cash used in investing activities ..................       (818)       (878)
                                                           --------    --------
Cash flows from financing activities:
    Payments of capital lease obligations ..............       --           (36)
    Proceeds from issuance of common stock .............        128           9
    Borrowings under notes payable .....................       --           135
                                                           --------    --------
Net cash provided by financing activities ..............        128         108
                                                           --------    --------
Effect of foreign exchange rate changes on cash ........         58        --
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents ...     (3,036)      1,240
Cash and cash equivalents, beginning of period .........     34,477      31,813
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 31,441    $ 33,053
                                                           ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ............   $   --      $      3
                                                           ========    ========
   Cash paid during the period for income taxes ........   $     28    $     71
                                                           ========    ========
Supplemental schedule of noncash investing and
   financing activities:
   Forgiveness of notes payable to stockholders ........   $   --      $  1,047
                                                           ========    ========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.        Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations, and cash flows of Clarify Inc. and its subsidiaries ("Clarify" or the "Company"), for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in its 1996 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 2.        Computation of Net Income Per Share

Net income per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents, consisting of outstanding dilutive stock options (using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. In September 1996, the Company announced a two-for-one stock split effected in the form of a stock dividend. All shares, common stock equivalents, and per-share amounts applicable to prior periods have been restated to reflect the stock split.

Note 3.        Business Combination

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

Note 4.        Subsequent Event

On May 9, 1997 the Compensation Committee of the Company's Board of Directors authorized employees the right to convert certain outstanding stock options for option grants with an exercise price of $13.50 per share (the fair market value on this date), provided that such employees made the election to convert by this date. The converted option grants vest on a date that is seven months after the date such installment would have vested had the option not been amended by the employee exercising this conversion right.

                                  CLARIFY INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This  report  contains  forward  looking   statements  that  involve  risks  and
uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below, under "Overview," "Risk Factors That May Affect Future Results," and elsewhere in this report.

Overview

     Clarify Inc. ("Clarify" or the "Company") was founded in August 1990 to develop customer-centric front office solutions, including customer service, field service and logistics, quality assurance, help desk and sales and marketing applications. The Company shipped its first product--ClearSupport(R) Version 1, the Company's cornerstone product for the customer service organization--in September 1992. The Company's other product offerings include ClearLogistics(R), a field service and logistics management system that first shipped in April 1996; ClearQuality(R), which first shipped in May 1993 and is used by quality assurance and product development organizations to track defects and enhancement requests; ClearHelpdesk(R), an employee support center that was released for commercial use in December 1995; and ClearSales(R), a sales automation solution that was first released for commercial use in January 1996.

    Clarify operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. Some of these risks include continuing acceptance of Clarify's products in the marketplace, the Company's ability to grow from the sales of these products, general competitive pressures in the marketplace, the continued overall growth in the front office software industry and the Company's ability to integrate a recently merged company. In addition, the management of any future growth will require the Company to continue to improve both its financial and management controls and its reporting systems and procedures on a timely basis, as well as to effectively expand, train and manage its workforce.

     The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future. To achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment and installation in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, product revenues in any quarter are substantially dependent on orders booked and installed in that quarter. The Company believes the purchase of its products generally involves a significant commitment of capital, because customers have tended to implement the products on a large scale and must also establish certain minimum hardware capabilities. As a result, in the event of a downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Results of Operations

    The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                              1997         1996
                                                              ----         ----
Statement of Operations Data:
    Revenues:
      License fees ...................................        67.2%        65.0%
      Services .......................................        32.8         35.0
                                                             -----        -----
         Total revenues ..............................       100.0        100.0
                                                             -----        -----
    Cost of revenues:
      License fees ...................................         2.7          2.0
      Services .......................................        20.5         22.2
                                                             -----        -----
         Total cost of revenues ......................        23.2         24.2
                                                             -----        -----
         Gross margin ................................        76.8         75.8
                                                             -----        -----
    Operating expenses:
      Product development and engineering ............        18.6         21.0
      Sales and marketing ............................        36.2         38.5
      General and administrative .....................         7.8          9.7
                                                             -----        -----
         Total operating expenses ....................        62.6         69.2
                                                             -----        -----
         Operating income ............................        14.2          6.6

    Interest income ..................................         1.8          4.3
                                                             -----        -----
       Income before provision
                for income taxes .....................        16.0         10.9
    Provision for income taxes .......................         5.9          1.2
                                                             -----        -----
               Net income ............................        10.1%         9.7%
                                                             =====        =====


Revenues

    The Company's revenues are derived primarily from license fees, fees from sublicensing third-party software products and charges for services, including maintenance, consulting and training. For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition," dated December 12, 1991, issued by the American Institute of Certified Public Accountants. License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicensing third-party software products. The Company recognizes initial license fee revenues after delivery and installation of software products, if there are no remaining significant post-installation obligations and if collection is probable. If significant post-installation obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or until acceptance has occurred. Sales of additional licenses to the Company's existing customers are recognized upon shipment providing no significant post-shipment obligations exist. Service revenues consist primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed.

    Total revenues increased from $9.0 million in the first quarter of 1996 to $19.4 million in the first quarter of 1997, representing an increase of 116% as a result of growth in both license fees and services revenues. The Company anticipates little, if any, revenue growth for the second quarter of 1997 over the first quarter of 1997 as a result of slower than expected expansion of the direct sales force. Accordingly, the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

    License Fees. License fee revenues increased from $5.8 million in the first quarter of 1996 to $13.0 million in the first quarter of 1997, representing an increase of 124%. The increase is primarily due to increased market acceptance of the Company's existing products, continuing enhancement and increasing breadth of the Company's product offerings, the expansion of the Company's direct sales force and marketing organization, and sales of the Company's products to new industry segments. Two customers accounted for 14% and 10%, respectively, of license fee revenues in the first quarter of 1997.

    Services. Revenues from services increased from $3.1 million in the first quarter of 1996 to $6.4 million in the first quarter of 1997, representing an increase of 102%. The increase in dollar amount was due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with increased sales of the Company's applications. The Company expects revenues from maintenance to increase in future periods as the customer installed base increases, though the percentage increases in service revenues achieved in prior periods should not be anticipated in future periods.

Costs of Revenues

    Cost of License Fees. Cost of license fees increased from $0.2 million in the first quarter of 1996 to $0.5 million in the first quarter of 1997, representing an increase of 184%. Cost of license fees represents 3% and 4% of license fee revenues for the first quarters of 1996 and 1997, respectively. Cost of license fees consists primarily of the costs of sublicensing third party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. Accordingly, cost of license fees includes no amortization of capitalized software development costs. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due to increased or decreased sales of royalty bearing software products. The Company expects the cost of license fees as a percentage of license fee revenue to continue to fluctuate in future periods.

    Cost of Services. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training to customers. Cost of services increased from $2.0 million for the first quarter of 1996 to $4.0 million for the first quarter of 1997, representing an increase of 100%. The increase is due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base and costs related to the increased use of independent consultants for systems integrations. Cost of services represents 63% of service revenues in the both the first quarter of 1996 and the first quarter of 1997. The Company expects to make continued investments in its service organization in anticipation of supporting the increasing number of users in the customer installed base and, therefore, currently anticipates that cost of services will increase in absolute dollars in future periods.

Operating Expenses

    Product Development and Engineering. Product development and engineering expenses increased from $1.9 million in the first quarter of 1996 to $3.6 million in the first quarter of 1997, representing 21% and 19% of total revenues, respectively. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in dollar amount was primarily attributable to an increase in personnel and related overhead costs. The decrease in product development and engineering expenses as a percentage of total revenues was primarily due to the growth in revenues. The Company currently anticipates that product development and engineering expenses may increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

    Sales and Marketing. Sales and marketing expenses increased from $3.4 million in the first quarter of 1996 to $7.0 million in the first quarter of 1997, representing 39% and 36% of total revenues, respectively. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the expansion of the Company's worldwide sales and marketing organization, higher sales commissions associated with increased revenue, and increased marketing activities. The decrease in sales and marketing expenses as a percentage of total revenues was primarily due to the growth in revenues. The Company plans to continue to invest substantial resources in expanding its sales and marketing activities and therefore, sales and marketing expenses are expected to increase in absolute dollars in future periods.

    General and Administrative. General and administrative expenses increased from $0.9 million in the first quarter of 1996 to $1.5 million in the first quarter of 1997, representing 10% and 8% of total revenues, respectively. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. The increase in dollar amount was due primarily to increases in personnel and related overhead costs. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the growth in revenues. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company expands its operations.

    Interest Income (Expense), net. Net interest income decreased from $384,000 in the first quarter of 1996 to $362,000 in the first quarter of 1997. The decrease is primarily due to lower excess cash balances in 1997 partially offset by a decrease in interest expense due to the retirement of capital equipment leases during 1996.

    Provision for Income Taxes. Income taxes were provided at a rate of 11% for the first three months of 1996 as compared to 37% for the same period of 1997. The Company's effective income tax rate increased to 37% in the first quarter of 1997 due to federal and state operating loss carryforwards having been recognized in fiscal year 1996. The Company recognized deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," of $800,000 and $2,984,00 in the second and fourth quarters of 1996, respectively, amounting to total deferred income tax assets of $3,784,000 at March 31, 1997.

Recent Accounting Pronouncements

    During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS 128) which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and will become effective for the Company's 1997 fiscal year. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

    The Company's operating activities used net cash of $2.4 million in the first quarter of 1997 compared to $2.0 million of net cash being generated in the first quarter of 1996. The increase in cash used in operating activities in the first quarter of 1997 is attributed principally to the decrease in unearned revenue, accounts payable, and accrued payroll and related accruals and the increase in accounts receivable. These changes were partially offset by a decrease in prepaid expenses and other current assets and an increase in other accrued liabilities. The increase in accounts receivable resulted from a higher percentage of orders being received in the last month of the quarter as compared to prior quarters. The decrease in unearned revenue was due to the Company installing orders and fulfilling certain post-installation obligations relating to orders deferred at December 31, 1996, as well as a large portion of first quarter orders being shipped and installed within the first quarter.

    Investing activities used net cash of $0.8 million in the first quarter of 1997 as compared to $0.9 million in the first quarter of 1996. Included in these totals is net cash provided and used by the purchase and sale of investments and purchases of property and equipment. Purchases of short and long-term investments used $5.0 million and $0.5 million, respectively, of cash and the sale of short and long-term investments generated $5.0 million and $1.0 million, respectively, of cash during the first quarter of 1997. There were no purchases or sales of investments in the first quarter of 1996. The Company used $1.1 million and $0.9 million of cash during the first quarter of 1997 and 1996, respectively, to purchase property and equipment. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows.

    Financing activities generated cash of $0.1 million both in the first quarter of 1997 and the first quarter of 1996. Cash provided from financing activities in the first quarter of 1997 consisted of proceeds from the issuance of common stock pursuant to the exercise of options granted under the 1991 and 1995 Stock Option Plans. Net cash provided from financing activities during the first quarter of 1996 consisted principally of borrowings under a line of credit.

    The Company believes that cash generated from operations and its existing cash and cash equivalents and short-term investment balances will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash. In the event that cash generated from operating activities may not be sufficient to meet future cash requirements, there can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

Risk Factors That May Affect Future Results

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. Other risks are presented elsewhere in this report.

    Limited Operating History; History of Operating Losses; Uncertainty of Future Operating Results. The Company was founded in August 1990 and did not begin shipping products until September 1992. Although the Company's revenues have increased in each of the last six years, and the Company had net operating income in each of the last ten quarters, the Company incurred net operating losses in each year from inception through the year ended 1994. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Accordingly, although the Company has recently experienced significant revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis.

    Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future, depending on factors such as the size and timing of significant orders, the level of price and product competition, demand for the Company's products, changes in pricing policies by the Company or its competitors and the number, timing and significance of product enhancements and new product announcements by the Company and its competitors. In addition, the Company's quarterly operating results are dependent on factors such as the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the size, timing and structure of significant licenses, changes in the Company's sales incentive strategy, the timing of revenue recognition, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products, the impact of acquisitions of competitors, the cancellation of licenses or maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in Company strategy, investments to develop sales distribution channels, seasonal trends, changes in the level of operating expenses and general domestic and international economic and political conditions, among others. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer installation and implementation of the Company's products. The Company's license agreements typically provide that a majority of payment is due upon installation of the Company's products. In the past, the Company has experienced delays in recognizing revenue with respect to particular orders. There can be no assurance that the Company will not experience delays in recognizing revenue in the future, particularly if the Company receives orders for large, complex installations. Product revenues are also difficult to forecast because the market for front office software products is rapidly evolving, and the Company's sales cycle, from initial trial to purchase and the provision of support services, varies substantially from customer to customer. See "Risk Factors That May Affect Future Results--Lengthy Sales and Implementation Cycles."

    To achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment and installation in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, product revenues in any quarter are substantially dependent on orders booked and installed in that quarter. Further, the Company believes the purchase of its products generally involves a significant commitment of capital, because customers have tended to implement the products on a large scale and also must establish certain minimum hardware capabilities. As a result, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

    Intense Competition. The front office solutions market, including the market for customer service, field service and logistics, internal help desk, quality assurance and sales and marketing applications, is intensely competitive, highly fragmented and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies,
(ii) third-party professional services organizations that develop custom software and (iii) management information systems departments of potential customers that develop custom internal software. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the front office solutions market continues to develop and expand. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current competitors, and many of the Company's potential competitors, have significantly greater financial, technical, product development, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, many competitors and potential competitors have significant established distribution networks and large customer installed bases. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In particular, companies with greater technical, marketing and other resources than the Company could compete directly with the Company either as a result of acquisition or by direct entry into the market for the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

    Lengthy Sales and Implementation Cycles. The Company's products are typically intended for use in applications that may be critical to a customer's business. The license and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy (recently averaging approximately four to six months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize the majority of license revenues until installations are complete and does not recognize the consulting component of service revenues until the services are rendered, which, in certain cases, can take several quarters. As a result, revenue recognition may be delayed in many instances. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations can involve implementation cycles that can take multiple quarters. When the Company has provided consulting services to implement certain larger projects, a few customers have in the past delayed payment of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

    Dependence Upon Key Personnel. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its key personnel. In addition, in the past there has been turnover in certain key positions in the Company, including Vice President, Sales and Vice President, Customer Service and Support. Additions of new and departures of existing personnel, particularly in key positions, could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends significantly upon the continued service and performance of these officers. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. In the event the Company experiences sales growth, there will be an increased need for technical personnel to facilitate successful product installations. Significant delays in product installations could have a material adverse effect on the Company's business, operating results and financial condition. The Company recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase the total number of employees. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

    Product Concentration. To date, the majority of the Company's revenues have been attributable to sales of ClearSupport, the Company's primary product. ClearSupport has typically been the first of the Company's products to be deployed with the greatest number of users and often as a foundation for other applications. The Company expects ClearSupport to account for a significant portion of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for the ClearSupport product such as competition or technological change could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Company's product and other products. There can be no assurance that the Company will continue to be successful in marketing the ClearSupport product or other products.

    Dependence on New Products and Rapid Technological Change. The front office solutions market, including the market for customer service, field service and logistics, quality assurance, helpdesk, and sales and marketing applications, is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Any modification of third-party software packages that the Company sublicenses for inclusion with its products could require modification of the Company's products. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely effected. The Company has in the past introduced product upgrades and enhancements on a frequent basis, and expects to continue to introduce upgrades and enhancements of its existing products. The Company also currently plans to introduce and market new products. The upgrades, enhancements and new products are subject to significant technical risks, including the difficulty of ensuring that such products will permit successful migration of customer data from a variety of existing platforms. In the past, the Company has experienced developmental delays, which have resulted in delays in the commencement of commercial shipments of new products and enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance on a timely basis, or that the Company's current or future products will conform to industry requirements. If any potential new products or upgrades or enhancements are delayed, including the next version of ClearSupport or if any potential new products or upgrades or enhancements experience quality problems or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

    Expansion of Distribution Channels. The Company has historically sold its products through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel and establishing relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with certain third party distributors, resellers and systems integrators. There can be no assurance that the Company will be able to attract a sufficient number of third party distribution partners or that such partners will recommend the Company's products. The inability to establish successful relationships with distributors, resellers or systems integrators could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

    Risk of Product Defects. Software products as complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contained defects, and has discovered software errors in certain of its new products and enhancements after their introduction and, as a result, has experienced delays in recognizing revenues during the period required to correct these errors. The Company could in the future lose revenues as a result of software errors or defects. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

    International Operations. The Company established in European headquarters in the United Kingdom in 1994. Since then, additional offices have been opened in Germany, France, Japan, Australia and Canada. As part of its strategy to increase growth and profitability, the Company intends to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings. To successfully expand international sales, the Company must establish additional foreign operations and hire additional personnel. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. Additional risks inherent in the Company's international business activities include, among others: currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

    Dependence on Growth in the Front Office Software Market. The front office software market, including the market for customer support, field service and logistics, quality assurance, helpdesk, and sales and marketing applications, is intensely competitive, highly fragmented and subject to rapid change. The front office software market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting front office applications. There can be no assurance that the market for front office software will continue to grow. If the front office software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

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

    Recent Acquisition; Need to Manage Changing Business. In April 1996, the Company acquired Metropolis Software, Inc. Management of the Company has been and will be required to devote substantial time and attention to the integration of these businesses for an extended period of time. The integration of recently merged companies is extensive, difficult and time consuming and subject to a number of inherent risks. There can be no assurance that operational or financial problems will not occur as a result of the merger. The requirement that management devote substantial time and resources to the process of integrating the two companies and the occurrence of any material operational or financial problems as a result of the merger could have a material adverse affect on the Company's business, operating results and financial condition. The acquisition and the Company's internal development efforts have placed and continue to place a significant strain upon its management systems and resources. The Company has grown from 223 employees at March 31, 1996 to 406 employees at March 31, 1997, and currently plans to continue to expand its staff. To accommodate this growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems, some of which require substantial management effort. There can be no assurance that the Company will be able to do so successfully. In addition, the increase in the Company's number of employees and the Company's market diversification and product development activities have resulted in increased responsibility for the Company's management. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, finance, sales and marketing and support personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees, including additional finance personnel, could have a material adverse effect on the Company's business, operating results or financial condition.

    Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

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

PART II.       OTHER INFORMATION.

   Item 6.     Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                    11.1         Computation of Earnings Per Common Share
                    27.0 Commercial and Industrial Companies Article 5 of Regulation S-X

               (b)  Reports on Form 8-K

                    No Reports on Form 8-K were filed during the three months ended March 31, 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1997                    CLARIFY INC.
                                       (Registrant)



                                        By: /s/ Ray M. Fritz
                                            ---------------------------------
                                            Ray M. Fritz
                                            Vice President and Chief Financial
                                            Officer (Duly Authorized Officer and
                                            Principal Financial Officer)