Form 10-Q
period 1997-06-30
CLARIFY INC
filed 1997-08-14
CIK 1000782

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q


   |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                              -------------------

                                 (408) 573-3000
              (Registrant's telephone number, including area code)

                              -------------------

                             http://www.clarify.com
                    (Registrant's home page on the Internet)

                              -------------------


         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         As of August 1, 1997 there were 21,070,934 shares of the Registrant's $0.0001 par value Common Stock outstanding.

================================================================================

                                  CLARIFY INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                                                             PAGE
                                                                                                                 ----

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               As of June 30, 1997 and December 31, 1996..................................................        2

               Condensed Consolidated Statements of Operations
               For the three and six months ended June 30, 1997 and 1996..................................        3

               Condensed Consolidated Statements of Cash Flows
               For the three and six months ended June 30, 1997 and 1996..................................        4

               Notes to Condensed Consolidated Financial Statements.......................................        5

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations......        6



PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders........................................       16

Item 6.        Exhibits and Reports on Form 8-K...........................................................       17



SIGNATURE      ...........................................................................................       18


PART I.        FINANCIAL INFORMATION.

Item 1.        Financial Statements.

                                  CLARIFY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands; unaudited)

                                                           June 30, December 31,
                                                             1997        1996
                                                           --------    --------

                                     ASSETS

Current assets:
    Cash and cash equivalents ..........................   $ 29,671    $ 34,477
    Short-term investments .............................      5,066       1,486
    Accounts receivable, net ...........................     19,234      17,977
    Prepaid expenses and other current assets ..........      1,215       1,601
    Deferred income tax assets .........................      3,784       3,784
                                                           --------    --------
       Total current assets ............................     58,970      59,325
Property and equipment, net ............................      8,732       8,470
Long-term investments ..................................      3,074       1,989
Other assets ...........................................      1,139         900
                                                           --------    --------
          Total assets .................................   $ 71,915    $ 70,684
                                                           ========    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...................................   $  2,026    $  3,920
    Accrued payroll and related accruals ...............      3,790       4,771
    Other accrued liabilities ..........................      4,128       2,284
    Unearned revenue ...................................     10,256      12,764
                                                           --------    --------
       Total current liabilities .......................     20,200      23,739
                                                           --------    --------

Stockholders' equity:
    Common stock .......................................          2           2
    Additional paid-in-capital .........................     47,349      45,556
    Cumulative translation adjustment ..................        (84)        (66)
    Deferred compensation ..............................        (88)       (112)
    Retained earnings ..................................      4,536       1,565
                                                           --------    --------
       Total stockholders' equity ......................     51,715      46,945
                                                           --------    --------
          Total liabilities and stockholders' equity ...   $ 71,915    $ 70,684
                                                           ========    ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  CLARIFY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                           Three Months Ended     Six Months Ended
                                                                 June 30,             June 30,
                                                          --------------------   -------------------
                                                            1997        1996       1997      1996
                                                          --------   ---------   ---------  --------
    Revenues:
      License fees ....................................   $ 12,446   $  7,708    $ 25,454   $ 13,524
      Services ........................................      6,983      3,429      13,335      6,567
                                                          --------   --------    --------   --------
         Total revenues ...............................     19,429     11,137      38,789     20,091
                                                          --------   --------    --------   --------

    Cost of revenues:
      License fees ....................................        491        306       1,011        489
      Services ........................................      4,154      2,142       8,131      4,129
                                                          --------   --------    --------   --------
         Total cost of revenues .......................      4,645      2,448       9,142      4,618
                                                          --------   --------    --------   --------
         Gross margin .................................     14,784      8,689      29,647     15,473
                                                          --------   --------    --------   --------

    Operating expenses:
      Product development and engineering .............      3,780      2,151       7,373      4,029
      Sales and marketing .............................      8,149      4,233      15,166      7,680
      General and administrative ......................      1,568      1,004       3,083      1,872
      Merger costs .....................................      --        1,061        --        1,061
                                                          --------   --------    --------   --------
         Total operating expenses .....................     13,497      8,449      25,622     14,642
                                                          --------   --------    --------   --------
         Operating income .............................      1,287        240       4,025        831

    Interest income, net ...............................       330        337         692        721
                                                          --------   --------    --------   --------
             Income before provision
                for income taxes ......................      1,617        577       4,717      1,552
    Provision for (benefit from) income taxes .........        599       (685)      1,746       (578)
                                                          --------   --------    --------   --------
               Net income .............................   $  1,018   $  1,262    $  2,971   $  2,130
                                                          ========   ========    ========   ========

    Net income per share ..............................   $   0.05   $   0.06    $   0.14   $   0.10
                                                          ========   ========    ========   ========

    Shares used in per share computations .............     21,744     21,581      21,939     21,192
                                                          ========   ========    ========   ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       3

                                  CLARIFY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Cash flows from operating activities:
   Net income ..........................................   $  2,971    $  2,130
   Adjustments  to  reconcile  net  income
   to net cash  provided  by  operating activities:
    Depreciation and amortization ......................      1,770         673
    Deferred income taxes ..............................       --          (800)
    Noncash charges, net ...............................          4         169
    Changes in assets and liabilities:
      Accounts receivable ..............................     (1,323)       (312)
      Prepaid expenses and other current assets ........        464        (368)
      Accounts payable .................................     (1,871)      1,862
      Accrued payroll and related accruals .............       (968)        337
      Other accrued liabilities ........................      1,800       1,489
      Unearned revenue .................................     (2,504)     (1,931)
                                                           --------    --------
Net cash provided by operating activities ..............        343       3,249
                                                           --------    --------

Cash flows from investing activities:
    Purchase of property and equipment .................     (2,062)     (2,017)
    Proceeds from disposal of property and equipment ...         39        --
    Purchase of investments ............................    (12,136)       --
    Proceeds from sale and maturity of investments .....      7,493        --
    Increase in other assets ...........................       (269)       (225)
                                                           --------    --------
Net cash used in investing activities ..................     (6,935)     (2,242)
                                                           --------    --------

Cash flows from financing activities:
    Payments of capital lease obligations ..............       --           (54)
    Proceeds from issuance of common stock .............      1,793         715
    Borrowings under notes payable .....................       --           135
                                                           --------    --------
Net cash provided by financing activities ..............      1,793         796
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...     (4,799)      1,803
Effect of foreign exchange rate changes on cash ........         (7)       --
Cash and cash equivalents, beginning of period .........     34,477      31,813
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $ 29,671    $ 33,616
                                                           ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ............   $      1    $      9
                                                           ========    ========
   Cash paid during the period for income taxes ........   $     66    $    189
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

                                  CLARIFY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.        Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments (which in the opinion of management are necessary to fairly state the consolidated financial position), results of operations, and cash flows of Clarify Inc. and its subsidiaries ("Clarify" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in the Company's 1996 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 2.        Computation of Net Income Per Share

Net income per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents, consisting of outstanding dilutive stock options (using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. In September 1996, the Company announced a two-for-one stock split in the form of a stock dividend. All shares, common stock equivalents, and per-share amounts applicable to prior periods have been restated to reflect the stock split.

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

Note 4.        Stock Option Repricing Program

On May 9, 1997 the Compensation Committee of the Board of Directors authorized employees the right to convert certain outstanding stock options for option grants with an exercise price of $13.50 per share (the fair market value on May 9, 1997), provided that such employees made the election to convert by that date. The converted option grants vest on a date that is seven months after the date such installment would have vested had the option not been amended by the employee exercising this conversion right. Approximately 1,008,000 stock options were repriced pursuant to this program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This  report  contains  forward  looking   statements  that  involve  risks  and
uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, but not limited to, those set forth herein under the sections entitled "Overview," "Risk Factors That May Affect Future Results," and those found in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

Overview

     Clarify Inc. ("Clarify" or the "Company") was founded in August 1990 to develop customer-centric front office solutions, including customer service, field service and logistics, quality assurance, help desk and sales and marketing applications. The Company shipped its first product--ClearSupport(R) Version 1, the Company's cornerstone product for the customer service organization--in September 1992. The Company's other product offerings include ClearLogistics(R), a field service and logistics management system that first shipped in April 1996; ClearQuality(R), which first shipped in May 1993 and is used by quality assurance and product development organizations to track defects and enhancement requests; ClearHelpdesk(R), an employee support center that was released for commercial use in December 1995; and ClearSales(R), a sales automation solution that was first released for commercial use in January 1996. The Company introduced its latest product offerings, ClearTelebusiness(R), a turnkey solution for developing and managing effective sales/marketing campaigns, and ClearContracts(R), an integrated contracts management solution, in April and June 1997, respectively. In conjunction with its software products, the Company also offers consulting, training and technical support services.

     Clarify operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. Some of these risks include continuing acceptance of Clarify's products in the marketplace, the Company's ability to grow from the sales of these products, general competitive pressures in the marketplace and the continued overall growth in the front office software industry. In addition, the management of any future growth will require the Company to continue to improve both its financial and management controls and its reporting systems and procedures on a timely basis, as well as to effectively expand, train and manage its workforce.

     The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future. To achieve its quarterly revenue objectives, the Company is dependent upon obtaining product orders in any given quarter for shipment and installation in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, product revenues in any quarter are substantially dependent on orders booked and installed in that quarter. The Company believes the purchase of its products generally involves a significant commitment of capital because customers tend to implement the products on a large scale and must establish certain minimum hardware capabilities. As a result, in the event of a downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may also be disproportionately adversely affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Results of Operations

    The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:

                                                             Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                          ------------------------      -----------------------
                                                            1997           1996           1997           1996
                                                          --------       ---------      ---------       -------
    Revenues:
      License fees ....................................     64.1%           69.2%         65.6%           67.3%
      Services ........................................     35.9            30.8          34.4            32.7
                                                           -----           -----         -----           -----
         Total revenues ...............................    100.0           100.0         100.0           100.0
                                                           -----           -----         -----           -----

    Cost of revenues:
      License fees ....................................      2.5             2.8           2.6             2.4
      Services ........................................     21.4            19.2          21.0            20.6
                                                           -----           -----         -----           -----
         Total cost of revenues .......................     23.9            22.0          23.6            23.0
                                                           -----           -----         -----           -----
         Gross margin .................................     76.1            78.0          76.4            77.0
                                                           -----           -----         -----           -----

    Operating expenses:
      Product development and engineering .............     19.5            19.3          19.0            20.1
      Sales and marketing .............................     41.9            38.0          39.1            38.2
      General and administrative ......................      8.1             9.0           7.9             9.3
      Merger costs ....................................       --              9.5           --             5.3
                                                           -----           -----         -----           -----
         Total operating expenses .....................     69.5            75.8          66.0            72.9
                                                           -----           -----         -----           -----
         Operating income .............................      6.6             2.2          10.4             4.1

    Interest income, net ..............................      1.7             3.0           1.8             3.6
                                                           -----           -----         -----           -----
             Income before provision
                for income taxes ......................      8.3             5.2          12.2             7.7
    Provision for (benefit from) income taxes .........      3.1            (6.1)          4.5            (2.9)
                                                           -----           -----         -----           -----
               Net income .............................      5.2%           11.3%          7.7%           10.6%
                                                           =====           =====         =====           =====

Revenues

     The Company's revenues are derived primarily from license fees, fees from sublicensing third-party software products and charges for services, including maintenance, consulting and training. For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition." License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicensing third-party software products. The Company generally recognizes initial license fee revenues upon delivery and installation of software products if there are no remaining significant post-installation obligations and if collection is probable. If significant post-installation obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or until acceptance has occurred. Sales of additional licenses to the Company's existing customers are generally recognized upon shipment provided no significant post-shipment obligations exist. Service revenues consist primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed. Consulting services consist primarily of implementation services related to the installation of the Company's software and do not include significant customization to or development of the underlying software code.

     Total revenues increased from $11.1 million in the second quarter of 1996 to $19.4 million in the second quarter of 1997, representing an increase of 74%, while total revenues increased from $20.1 million for the first six months of 1996 to $38.8 million for the first six months of 1997, representing an increase of 93%. The increases are a result of growth in both license fee and service revenues. The Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

     License Fees. License fee revenues increased from $7.7 million in the second quarter of 1996 to $12.4 million in the second quarter of 1997, representing an increase of 61%, while license fee revenues increased from $13.5 million for the first six months of 1996 to $25.5 million for the first six months of 1997, representing an increase of 88%. The increases are primarily due to increased market acceptance of the Company's existing products, continued enhancement and increased breadth of the Company's product offerings, the expansion of the Company's direct sales force and marketing organization and sales of the Company's products to new industry segments.

     Services. Revenues from services increased from $3.4 million in the second quarter of 1996 to $7.0 million in the second quarter of 1997, representing an increase of 104%, while service revenues increased from $6.6 million for the first six months of 1996 to $13.3 million for the first six months of 1997, representing an increase of 103%. The increases in dollar amount were due primarily to an increase in maintenance and maintenance renewals, consulting and training services associated with increased sales of the Company's applications. The Company expects revenues from maintenance to increase in future periods as the customer installed base increases, though the percentage increases in service revenues achieved in prior periods should not be anticipated in future periods.

Costs of Revenues

     Cost of License Fees. Cost of license fees increased from $0.3 million in the second quarter of 1996 to $0.5 million in the second quarter of 1997, representing an increase of 60%, while cost of license fees increased from $0.5 million for the first six months of 1996 to $1.0 million for the first six months of 1997, representing an increase of 107%. Cost of license fees represents 4% of license fee revenues for both the second quarter of 1996 and 1997 as well as the first six months of 1996 and 1997. Cost of license fees consists primarily of the costs of sublicensing third-party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. Accordingly, cost of license fees includes no amortization of capitalized software development costs. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due to increased or decreased sales of royalty bearing software products. Although cost of license fees as a percentage of license fee revenues has been relatively consistent, the Company expects the cost of license fees as a percentage of license fee revenue to fluctuate in future periods as a result of increases and decreases in sales of royalty bearing products and as the Company enters into additional agreements to sublicense third-party software.

     Cost of Services. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training to customers. Cost of services increased from $2.1 million for the second quarter of 1996 to $4.2 million for the second quarter of 1997, representing an increase of 94%, while cost of services increased from $4.1 million for the first six months of 1996 to $8.1 million for the first six months of 1997, representing an increase of 97%. The increases are due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base.
Cost of services represents 62% and 59% of service revenues for the second quarter of 1996 and the second quarter of 1997, respectively, and 63% and 61% for the first six months of 1996 and the first six months of 1997, respectively. The Company expects to make continued investments in its service organization in order to support the Company's customer installed base and anticipates that cost of services will increase in absolute dollars in future periods.

Operating Expenses

     Product Development and Engineering. Product development and engineering expenses increased from $2.2 million in the second quarter of 1996 to $3.8 million in the second quarter of 1997, representing 19% of total revenues for both quarters. Product development and engineering expenses increased from $4.0 million for the first six months of 1996 to $7.4 million for the first six months of 1997, representing 20% and 19% of total revenues for the two periods, respectively. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities and consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in absolute dollars was primarily attributable to an increase in personnel and related overhead costs. The decrease in product development and engineering expenses for the first six months of 1997 as a percentage of total revenues was primarily due to the growth in revenues. The Company currently anticipates that product development and engineering expenses will increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods, and these expenses are expected to increase at the same or at a slightly greater rate than the revenue growth rate.

     Sales and Marketing. Sales and marketing expenses increased from $4.2 million in the second quarter of 1996 to $8.1 million in the second quarter of 1997, representing 38% and 42% of total revenues, respectively. Sales and marketing expenses increased from $7.7 million for the first six months of 1996 to $15.2 million for the first six months of 1997, representing 38% and 39% of total revenues, respectively. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the expansion of the Company's worldwide sales and marketing organization, higher sales commissions associated with increased revenue and increased marketing activities. The increase in sales and marketing expenses as a percentage of total revenues for the second quarter of 1997 compared to the second quarter of 1996 reflects the significant investments that the Company made during the second quarter of 1997 to expand both its direct sales force and other distribution channels. The Company intends to continue to invest substantial resources in expanding its direct sales force, both domestic and international, expanding its other distribution channels, and conducting marketing programs to support existing and new product offerings. Accordingly, sales and marketing expenses are expected to increase in absolute dollars in future periods and are expected to increase at the same or at a slightly greater rate than the revenue growth rate.

     General and Administrative. General and administrative expenses increased from $1.0 million in the second quarter of 1996 to $1.6 million in the second quarter of 1997, representing 9% and 8% of total revenues, respectively. General and administrative expenses increased from $1.9 million for the first six months of 1996 to $3.1 million for the first six months of 1997, representing 9% and 8% of total revenues, respectively. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. The increase in dollar amount was due primarily to increases in personnel and related overhead costs. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the growth in revenues. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company expands its infrastructure.

     Merger Costs. During the second quarter of 1996, the Company incurred $1.1 million of one-time merger related expenses in connection with the acquisition of Metropolis Software, Inc.

     Interest Income, net. Net interest income decreased from $337,000 in the second quarter of 1996 to $330,000 in the second quarter of 1997 and from $721,000 for the first six months of 1996 to $692,000 for the first six months of 1997. The decrease is primarily due to lower excess cash balances in 1997.

     Provision for (Benefit from) Income Taxes. The Company's provision for (benefit from) income taxes increased from a benefit of $685,000 in the second quarter of 1996 to an expense of $599,000 in the second quarter of 1997, and from a benefit of $578,000 for the first six months of 1996 to an expense of $1.7 million for the first six months of 1997. The benefit from income taxes in the first six months of 1996 was a result of the recognition of deferred income tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," of $800,000, partially offset by the Company's first and second quarter income tax provisions calculated at effective tax rates of 11% and 20%, respectively. The Company's effective tax rate increased to 37% in 1997 due to federal and state operating loss carryforwards having been recognized in fiscal 1996.

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share," (SFAS 128) which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and will become effective for the Company's 1997 fiscal year. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," (SFAS 130) which establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments that are currently being presented by the Company as a component of stockholders' equity. The Company does not expect this pronouncement to materially impact the Company's results of operations.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

Liquidity and Capital Resources

     The Company's operating activities provided net cash of $0.3 million in the first six months of 1997 compared to $3.2 million in the first six months of 1996. The decrease in cash provided by operating activities in the first six months of 1997 is attributed principally to a decrease in unearned revenue, accounts payable, and accrued payroll and related accruals and an increase in accounts receivable. These changes were partially offset by a decrease in prepaid expenses and other current assets and an increase in other accrued liabilities. The increase in accounts receivable resulted primarily from a higher percentage of orders being received in the last month of the second quarter of 1997 as compared to the second quarter of 1996 and due to the overall growth in revenue. The decrease in unearned revenue was due to the Company installing and fulfilling certain post-installation obligations for orders deferred at December 31, 1996, as well as a large portion of product orders received in the first six months of 1997 being shipped and installed within that period.

     Investing activities used net cash of $6.9 million in the first six months of 1997 compared to $2.2 million in the first six months of 1996. Included in these totals is net cash used and provided by the purchase and sale of investments and the purchase and disposal of property and equipment. Purchases of short and long-term investments used cash of $10.0 million and $2.1 million, respectively, and the sale of short and long-term investments generated cash of $6.5 million and $1.0 million, respectively, during the first six months of 1997. There were no purchases or sales of investments during the first six months of 1996. The Company used $2.1 million and $2.0 million of cash during the first six months of 1997 and 1996, respectively, to purchase property and equipment. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows.

     Financing activities generated cash of $1.8 million and $0.8 million in the first six months of 1997 and 1996, respectively. Cash provided from financing activities in the first six months of 1997 consisted of proceeds from the issuance of common stock pursuant to the Employee Stock Purchase Plan and the exercise of options granted under the Company's Stock Option Plans. Similarly, cash provided from financing activities during the first six months of 1996 consisted of $0.7 million of proceeds from the issuance of common stock under the aforementioned plans in addition to $0.1 million of proceeds from borrowings under a note.

     The Company believes that cash generated from operations and its existing cash and cash equivalents and short-term investment balances will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash. In the event that cash generated from operating activities may not be sufficient to meet future cash requirements, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

Risk Factors That May Affect Future Results

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. Other risks are presented elsewhere in this report.

     Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future, depending on factors such as the size and timing of significant orders, the level of price and product competition, demand for the Company's products, changes in pricing policies by the Company or its competitors and the number, timing and significance of product enhancements and new product announcements by the Company and its competitors. In addition, the Company's quarterly operating results are dependent on factors such as the ability of the Company to develop, introduce and market new and enhanced versions of the
Company's products on a timely basis, the size, timing and structure of significant licenses, changes in the Company's sales incentive strategy, the timing of revenue recognition, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products, the impact of acquisitions of competitors, the cancellation of licenses or maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in Company strategy, investments to develop sales distribution channels, seasonal trends, changes in the level of operating expenses and general domestic and international economic and political conditions, among others. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer installation of the Company's products. In the past, the Company has experienced delays in recognizing revenue with respect to particular orders. There can be no assurance that the Company will not experience delays in recognizing revenue in the future, particularly if the Company receives orders for large, complex installations. Product revenues are also difficult to forecast because the market for front office software products is rapidly evolving, and the Company's sales cycle, from initial trial to purchase and the provision of support services, varies substantially from customer to customer. See "Risk Factors That May Affect Future Results--Lengthy Sales and Implementation Cycles."

     To achieve its quarterly revenue objectives, the Company is dependent upon obtaining product orders in any given quarter for shipment and installation in that quarter. Furthermore, the Company has often recognized a substantial portion of its product revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, product revenues in any quarter are substantially dependent on orders booked and installed in that quarter. Further, the Company believes the purchase of its products generally involves a significant commitment of capital because customers have tended to implement the products on a large scale and must establish certain minimum hardware capabilities. As a result, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

     Intense Competition. The front office solutions market, including the market for customer service, field service and logistics, help desk, quality assurance and sales and marketing applications, is intensely competitive, highly fragmented and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies,
(ii) third-party professional services organizations that develop custom software and (iii) management information systems departments of potential customers that develop custom internal software. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the front office solutions market continues to develop and expand. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current competitors, and many of the Company's potential competitors, have significantly greater financial, technical, product development, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, many competitors and potential competitors have significant established distribution networks and large customer installed bases. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In particular, companies with greater technical, marketing and other resources than the Company could compete directly with the Company either as a result of acquisition or by direct entry into the market for the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

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

     Limited Operating History; History of Operating Losses; Uncertainty of Future Operating Results. The Company was founded in August 1990 and did not begin shipping products until September 1992. Although the Company's revenues have increased in each of the last six years, and the Company had net operating income in each of the last twelve quarters, the Company incurred net operating losses in each year from inception through the year ended 1994. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Accordingly, although the Company has recently experienced significant revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis.

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

     Dependence on New Products and Rapid Technological Change. The front office solutions market, including the market for customer service, field service and logistics, quality assurance, helpdesk, and sales and marketing applications, is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Any modification of third-party software packages that the Company sublicenses for inclusion with its products could require modification of the Company's products. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely effected. The Company has in the past introduced product upgrades and enhancements on a frequent basis, and expects to continue to introduce upgrades and enhancements of its existing products. The Company also currently plans to introduce and market new products. The upgrades, enhancements and new products are subject to significant technical risks, including the difficulty of ensuring that such products will permit successful migration of customer data from a variety of existing platforms. In the past, the Company has experienced developmental delays, which have resulted in delays in the commencement of commercial shipments of new products and enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance on a timely basis, or that the Company's current or future products will conform to industry requirements. If any potential new products, upgrades or enhancements, including the next version of ClearSupport, are delayed, experience quality problems or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

     Expansion of Distribution Channels. The Company has historically sold its products primarily through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel and establishing relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with certain third party distributors, resellers and systems integrators. There can be no assurance that the Company will be able to attract a sufficient number of third party distribution partners or that such partners will recommend the Company's products. The inability to establish successful relationships with distributors, resellers or systems integrators could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

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

     International Operations. The Company established its European headquarters in the United Kingdom in 1994. Since then, additional offices have been opened in Germany, France, Japan, Australia and Canada. As part of its strategy to increase growth and profitability, the Company intends to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings. To successfully expand international sales, the Company must establish additional foreign operations and hire additional personnel. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. Additional risks inherent in the Company's international business activities include, among others: currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

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

     Acquisition; Significant Growth; Need to Manage Changing Business. In April 1996, the Company acquired Metropolis Software, Inc. Management of the Company has been and will be required to devote substantial time and attention to the integration of these businesses for an extended period of time. The integration of merged companies is extensive, difficult and time consuming and subject to a number of inherent risks. There can be no assurance that operational or financial problems will not occur as a result of the merger. The requirement that management devote substantial time and resources to the process of integrating the two companies and the occurrence of any material operational or financial problems as a result of the merger could have a material adverse affect on the Company's business, operating results and financial condition. The acquisition and the Company's internal development efforts have placed and continue to place a significant strain upon its management systems and resources. The Company has grown from 238 employees at June 30, 1996 to over 400 employees at June 30, 1997, and currently plans to continue to expand its staff. To accommodate this growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems, some of which require substantial management effort. There can be no assurance that the Company will be able to do so successfully. In addition, the increase in the Company's number of employees and the Company's market diversification and product development activities have resulted in increased responsibility for the Company's management. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, finance, sales and marketing and support personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees, including additional finance personnel, could have a material adverse effect on the Company's business, operating results or financial condition.

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

PART II.          OTHER INFORMATION.

Item 4.        Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 11, 1997, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.
                                                Number of Shares
                                                ----------------
                                          For                    Withheld
                                       ----------                --------
         James L. Patterson            18,544,601                  98,204
         David A. Stamm                18,544,601                  98,204
         Thomas H. Bredt               18,544,701                  98,104
         Mary Jane Elmore              18,544,701                  98,104
         Frederick Fluegel             18,544,701                  98,104

2. To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.0001 per share, from 25,000,000 to 55,000,000.

         For                                          18,068,078
         Against                                         549,655
         Abstain                                          25,072

3. To approve an amendment to the Company's 1995 Stock Option/Stock Issuance Plan to (i) provide for automatic annual increases in the share reserve in 1998 and 1999 and (ii) make certain other changes and delete provisions as the result of changes to SEC rules governing option grants to officers and directors subject to the short-swing profit rules of the Federal securities laws.

         For                                           8,965,996
         Against                                       1,955,131
         Abstain                                          27,232
         Non Vote                                      7,694,446

4. To approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 500,000 shares.

         For                                          10,209,592
         Against                                         717,799
         Abstain                                          20,968
         Non Vote                                      7,694,446

5. To ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the fiscal year ending December 31, 1997.

         For                                          18,590,120
         Against                                          20,195
         Abstain                                          32,490

Item 6.       Exhibits and Reports on Form 8-K.

(a)   Exhibits

Number         Description
------         -----------

1.0 Rights Agreement, dated as of June 13, 1997 between the Company and Harris Trust Company of California, including the Certificate of Designation of Series A Junior Participating Preferred Stock, Form of Right Certificate and Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B and C, respectively, which is incorporated by reference to the Form 8-A filed with the Securities and Exchange Commission on June 24, 1997

3.1      Certificate of Incorporation of the Company, as amended to date

3.2 Amended and Restated Bylaws of the Company which is incorporated by reference to the 8-K filed with the Securities and Exchange Commission on June 25, 1997

4.1(1)   Specimen Common Stock certificate

4.2(1) Restated Investor Rights Agreement, dated March 7, 1994, among the Company and the investors and founders named therein

10.1(1)  Form of Indemnification Agreement

10.2(1)  1991 Stock Option/Stock Issuance Plan

10.3(2)  1995 Stock Option/Stock Issuance Plan

10.4(2)  Employee Stock Purchase Plan

10.5(1)  Loan and Security  Agreement  between  Silicon  Valley Bank and Clarify
         Inc.

10.6(1) Lease by and between Orchard Investment Company Number 6.9 and Clarify Inc. dated March 16, 1992, as amended by the First Amendment to Lease, dated February 28, 1995

10.7(1) Master Equipment Lease Agreement by and between Costella Kirsch/GATX Partnership No. 1 and the Company, dated February 18, 1992

10.8(1) Master Equipment Lease Agreement by and between Venture Leasing Assoc. and the Company, dated May 7, 1991

10.9(1) Master Equipment Lease Agreement by and between Phoenix Leasing Inc. and the Company, dated June 30, 1993

10.10 Lease by and between Orchard Investment Company Number 901 and Clarify Inc. dated August 8, 1996

11.1     Computation of Net Income Per Share

27.0     Commercial and Industrial Companies Article 5 of Regulation S-X

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

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K on June 25, 1997 reporting under Item 5, Other Events, that on June 11, 1997, the Board of Directors of the Company adopted and approved Amended and Restated Bylaws of the Company.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1997             CLARIFY INC.
                                  (Registrant)



                                  By: /s/ Ray M. Fritz
                                      -----------------------------------------
                                      Ray M. Fritz
                                      Vice President and Chief Financial
                                      Officer (Duly Authorized Officer and
                                      Principal Financial Officer)