Form 10-Q
period 1997-09-30
CLARIFY INC
filed 1997-11-14
CIK 1000782

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


       |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                              -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

         As of October 31, 1997 there were 21,309,044 shares of the Registrant's $0.0001 par value Common Stock outstanding.

================================================================================

                                  CLARIFY INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                                             PAGE
                                                                                                                 ----
Item 1.        Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets as
               of September 30, 1997 and December 31, 1996................................................        2

               Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 1997 and 1996....................................        3

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1997 and 1996..............................................        4

               Notes to Condensed Consolidated Financial Statements.......................................        5

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations......        6


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K...........................................................       17



SIGNATURE      ...........................................................................................       18


PART I.        FINANCIAL INFORMATION.

Item 1.        Condensed Consolidated Financial Statements.

                                  CLARIFY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands; unaudited)

                                                     September 30,  December 31,
                                                        1997           1996
                                                     -------------  ------------

                                     ASSETS

Current assets:
    Cash and cash equivalents .......................  $ 20,537     $ 34,477
    Short-term investments ..........................    12,492        1,486
    Accounts receivable, net ........................    22,961       17,977
    Prepaid expenses and other current assets .......     2,694        1,601
    Deferred income tax assets ......................     3,784        3,784
                                                       --------     --------
       Total current assets .........................    62,468       59,325
Property and equipment, net .........................     9,438        8,470
Long-term investments ...............................     5,186        1,989
Other assets ........................................       770          900
                                                       --------     --------
          Total assets ..............................  $ 77,862     $ 70,684
                                                       ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ................................  $  5,584     $  3,920
    Accrued payroll and related accruals ............     6,501        4,771
    Other accrued liabilities .......................     5,011        2,284
    Unearned revenue ................................     8,595       12,764
                                                       --------     --------
       Total current liabilities ....................    25,691       23,739
                                                       --------     --------

Stockholders' equity:
    Common stock ....................................         2            2
    Additional paid-in-capital ......................    47,455       45,556
    Cumulative translation adjustment ...............       (38)         (66)
    Deferred compensation ...........................       (77)        (112)
    Retained earnings ...............................     4,829        1,565
                                                       --------     --------
       Total stockholders' equity ...................    52,171       46,945
                                                       --------     --------
          Total liabilities and
             stockholders' equity ...................  $ 77,862     $ 70,684
                                                       ========     ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                Three Months Ended  Nine Months Ended
                                                  September 30,       September 30,
                                                -----------------   -----------------
                                                 1997      1996      1997      1996
                                                -------   -------   -------   -------
Revenues:
  License fees ...............................  $13,946   $12,168   $39,400   $25,692
  Services ...................................    7,945     4,833    21,280    11,400
                                                -------   -------   -------   -------
     Total revenues ..........................   21,891    17,001    60,680    37,092
                                                -------   -------   -------   -------

Cost of revenues:
  License fees ...............................      585       425     1,596       914
  Services ...................................    4,753     2,973    12,884     7,102
                                                -------   -------   -------   -------
    Total cost of revenues ...................    5,338     3,398    14,480     8,016
                                                -------   -------   -------   -------
     Gross profit ............................   16,553    13,603    46,200    29,076
                                                -------   -------   -------   -------

Operating expenses:
  Product development and engineering ........    4,434     2,957    11,807     6,986
  Sales and marketing ........................    9,811     5,770    24,977    13,450
  General and administrative .................    2,203     1,304     5,286     3,176
  Merger costs ...............................     --        --        --       1,061
                                                -------   -------   -------   -------
     Total operating expenses ................   16,448    10,031    42,070    24,673
                                                -------   -------   -------   -------
     Operating income ........................      105     3,572     4,130     4,403

Interest and other income, net ...............      360       389     1,052     1,110
                                                -------   -------   -------   -------
         Income before provision
            for income taxes .................      465     3,961     5,182     5,513
Provision for income taxes ...................      172       792     1,918       214
                                                -------   -------   -------   -------
   Net income ................................  $   293   $ 3,169   $ 3,264   $ 5,299
                                                =======   =======   =======   =======

Net income per share .........................  $  0.01   $  0.15   $  0.15   $  0.25
                                                =======   =======   =======   =======

Shares used to compute net income per share ..   22,269    21,720    21,968    21,355
                                                =======   =======   =======   =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               --------------------
                                                                                 1997        1996
                                                                               --------    --------
Cash flows from operating activities:
   Net income ..............................................................   $  3,264    $  5,299
   Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
    Depreciation and amortization ..........................................      2,836       1,124
    Deferred income taxes ..................................................       --          (801)
    Noncash charges, net ...................................................        338         649
    Changes in operating assets and liabilities:
      Accounts receivable ..................................................     (5,378)     (5,931)
      Prepaid expenses and other current assets ............................     (1,019)     (1,305)
      Accounts payable .....................................................      1,688         163
      Accrued payroll and related accruals .................................      1,750       2,256
      Other accrued liabilities ............................................      2,564       2,698
      Unearned revenue .....................................................     (4,024)      5,638
                                                                               --------    --------
Net cash provided by operating activities ..................................      2,019       9,790
                                                                               --------    --------

Cash flows from investing activities:
    Purchase of property and equipment .....................................     (4,078)     (3,595)
    Proceeds from disposal of property and equipment .......................        267        --
    Purchase of investments ................................................    (22,695)     (2,987)
    Proceeds from sale and maturity of investments .........................      8,492         993
    Increase (decrease) in other assets ....................................         84      (2,342)
                                                                               --------    --------
Net cash used in investing activities ......................................    (17,930)     (7,931)
                                                                               --------    --------

Cash flows from financing activities:
    Payments of capital lease obligations ..................................       --           (81)
    Proceeds from issuance of common stock .................................      1,899         779
    Payments of notes payable ..............................................       --          (215)
                                                                               --------    --------
Net cash provided by financing activities ..................................      1,899         483
                                                                               --------    --------

Net increase (decrease) in cash and cash equivalents .......................    (14,012)      2,342
Effect of foreign exchange rate changes on cash ............................         72        --
Cash and cash equivalents, beginning of period .............................     34,477      31,813
                                                                               --------    --------
Cash and cash equivalents, end of period ...................................   $ 20,537    $ 34,155
                                                                               ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ................................   $      1    $      9
                                                                               ========    ========
   Cash paid during the period for income taxes ............................   $     94    $    250
                                                                               ========    ========

Supplemental schedule of noncash investing and financing activities:
   Forgiveness of notes payable to stockholders ............................   $   --      $  1,047
                                                                               ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.        Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations, and cash flows of Clarify Inc. and its subsidiaries ("Clarify" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's 1996 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the entire fiscal year ended December 31, 1997. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 2.        Computation of Net Income Per Share

Net income per share is computed using the weighted average number of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options calculated using the treasury method and are excluded from the computation if their effect is antidilutive. Fully diluted per share amounts are not presented, as the effect is not material.

Note 3.        Stock Option Repricing Program

On May 9, 1997 the Compensation Committee of the Board of Directors authorized employees the right to convert certain outstanding stock options for option grants with an exercise price of $13.50 per share (the fair market value on May 9, 1997), provided that such employees made the election to convert by that date. The converted option grants vest on a date that is seven months after the date such installment would have vested had the option not been amended by the employee exercising this conversion right. Approximately 1,009,000 stock options were repriced pursuant to this program.

Note 4.        Recent Accounting Pronouncements

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

Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

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

Overview

     Clarify Inc. ("Clarify" or the "Company") was founded in August 1990 to develop customer-centric front office solutions, including customer service, field service and logistics, quality assurance, help desk and sales and marketing applications. The Company shipped its first product--ClearSupport(R) Version 1, the Company's cornerstone product for the customer service organization--in September 1992. The Company's other product offerings include ClearLogistics(R), a field service and logistics management system that first shipped in April 1996; ClearQuality(R), which first shipped in May 1993 and is used by quality assurance and product development organizations to track defects and enhancement requests; ClearHelpdesk(R), an employee support center that was released for commercial use in December 1995; and ClearSales(R), a sales automation solution that was first released for commercial use in January 1996. The Company introduced additional product offerings, ClearTelebusiness(R), a turnkey solution for developing and managing effective sales/marketing campaigns, and ClearContracts(R), an integrated contracts management solution, in April and June 1997, respectively. In conjunction with its software products, the Company also offers consulting, training and technical support services.

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

     The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future. To achieve its quarterly revenue objectives, the Company is dependent upon obtaining product orders in any given quarter for shipment and installation in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, license fee revenues in any quarter are substantially dependent on orders booked and installed in that quarter.

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

     In addition, significant portions of the Company's revenues are typically derived from non-recurring sales to a limited number of customers. Accordingly, revenues in any one quarter are not indicative of revenues in any future period.

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

Results of Operations

    The following table sets forth,  as a percentage of total revenues,  certain condensed consolidated statement of operations data for the periods indicated:
                                                Three Months Ended   Nine Months Ended
                                                  September 30,        September 30,
                                                ------------------  -------------------
                                                 1997     1996          1997    1996
                                                 -----    -----        -----    -----
Revenues:
  License fees .............................      63.7%    71.6%        64.9%    69.3%
  Services .................................      36.3     28.4         35.1     30.7
                                                 -----    -----        -----    -----
     Total revenues ........................     100.0    100.0        100.0    100.0
                                                 -----    -----        -----    -----
Cost of revenues:
  License fees .............................       2.7      2.5          2.6      2.5
  Services .................................      21.7     17.5         21.3     19.1
                                                 -----    -----        -----    -----
     Total cost of revenues ................      24.4     20.0         23.9     21.6
                                                 -----    -----        -----    -----
     Gross profit ..........................      75.6     80.0         76.1     78.4
                                                 -----    -----        -----    -----

Operating expenses:
  Product development and engineering ......      20.2     17.4         19.4     18.8
  Sales and marketing ......................      44.8     33.9         41.2     36.3
  General and administrative ...............      10.1      7.7          8.7      8.6
  Merger costs .............................       --       --           --       2.8
                                                 -----    -----        -----    -----
     Total operating expenses ..............      75.1     59.0         69.3     66.5
                                                 -----    -----        -----    -----
     Operating income ......................       0.5     21.0          6.8     11.9

Interest income, net .......................       1.6      2.3          1.7      3.0
                                                 -----    -----        -----    -----
        Income before provision
            for income taxes ...............       2.1     23.3          8.5     14.9
Provision for income taxes .................       0.8      4.7          3.1      0.6
                                                 -----    -----        -----    -----
           Net income ......................       1.3%    18.6%         5.4%    14.3%
                                                 =====    =====        =====    =====

Revenues

    Total revenues increased 29% to $21.9 million for the three months ended September 30, 1997 from $17.0 million for the three months ended September 30, 1996, and increased 64% to $60.7 million for the nine months ended September 30, 1997 from $37.1 million for the nine months ended September 30, 1996. The
Company's revenues are derived primarily from license fees, fees from sublicensing third-party software products and charges for services, including maintenance, consulting and training. For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition." License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicensing third-party software products. The Company generally recognizes initial license fee revenues upon delivery and installation of software products if there are no remaining significant post-installation obligations and if collection is probable. If significant post-installation obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or until acceptance has occurred. Sales of additional licenses to the Company's existing customers are generally recognized upon shipment provided no significant post-shipment obligations exist. Service revenues consist primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed. Consulting services consist primarily of implementation services related to the installation of the Company's software and do not include significant customization to or development of the underlying software code.

     License Fees. License fee revenues increased by 15% to $13.9 million for the three months ended September 30, 1997 from $12.2 million for the three months ended September 30, 1996, and increased 53% to $39.4 million for the nine months ended September 30, 1997 from $25.7 million for the nine months ended September 30, 1996. The growth in license fee revenues was due to increased market acceptance of the Company's existing products, continued enhancement and increased breadth of the Company's product offerings, increased follow on sales to existing customers, sales of the Company's products to new industry segments and increased sales as a result of the expansion of the Company's direct sales force and marketing organization. One customer accounted for a significant portion of total license fee revenue recognized in the three months ended September 30, 1997. Although the Company's customer base has grown as revenues have increased, on a quarterly basis, significant portions of the Company's license fee revenues are typically derived from non-recurring sales to a limited number of customers. Accordingly, license fee revenues in any one quarter are not indicative of license fee revenues in any future period. Further, the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

     Services. Revenues from services increased by 64% to $7.9 million for the three months ended September 30, 1997 from $4.8 million for the three months ended September 30, 1996, and increased 87% to $21.3 million for the nine months ended September 30, 1997 from $11.4 million for the nine months ended September 30, 1996. The growth in service revenues was due to an increase in maintenance and maintenance renewals, consulting and training services associated with increased sales of the Company's applications. The Company expects revenues from maintenance to increase in future periods as the customer installed base increases, though the percentage increases in service revenues achieved in prior periods should not be anticipated in future periods.

Costs of Revenues

     Cost of License Fees. Cost of license fees consists primarily of the costs of sublicensing third-party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. Cost of license fees increased by 38% to $0.6 million for the three months ended September 30, 1997 from $0.4 million for the three months ended September 30, 1996, and increased 75% to $1.6 million for the nine months ended September 30, 1997 from $0.9 million for the nine months ended September 30, 1996, representing 4% and 3% of license fee revenues for the three months ended September 30, 1997 and 1996, respectively, and 4% of license fee revenues for the nine months ended September 30, 1997 and 1996. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due to increased or decreased sales of royalty bearing software products. Although cost of license fees as a percentage of license fee revenues has been relatively consistent, the Company expects the cost of license fees as a percentage of license fee revenue to fluctuate in future periods as a result of increases and decreases in sales of royalty bearing products and as the Company enters into additional agreements to sublicense third-party software.

     Cost of Services. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training to customers. Cost of services increased by 60% to $4.8 million for the three months ended September 30, 1997 from $3.0 million for the three months ended September 30, 1996, and increased 81% to $12.9 million for the nine months ended September 30, 1997 from $7.1 million for the nine months ended September 30, 1996, representing 60% and 62% of service revenues for the three months ended September 30, 1997 and 1996, respectively, and 61% and 62% of service revenues for the nine months ended September 30, 1997 and 1996, respectively. The absolute dollar increases are due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company. Generally the margins on maintenance are greater than those on training and consulting. The Company expects to make continued investments in its service organization in order to support the Company's customer installed base and anticipates that cost of services will increase in absolute dollars in future periods.

Operating Expenses

     Product Development and Engineering. Product development and engineering expenses increased $1.5 million in the three months ended September 30, 1997 over the three months ended September 30, 1996, and increased $4.8 million in the nine months ended September 30, 1997 over the nine months ended September 30, 1996. This represents an increase to 20% from 17% of total revenues for the three months ended September 30, 1997 and 1996, respectively, and 19% of total revenues for the nine months ended September 30, 1997 and 1996. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities and consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in absolute dollars was primarily attributable to an increase in personnel and related overhead costs as well as consulting expenses. The Company currently anticipates that product development and engineering expenses will increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

     Sales and Marketing. Sales and marketing expenses increased $4.0 million in the three months ended September 30, 1997 over the three months ended September 30, 1996, and increased $11.5 million in the nine months ended September 30, 1997 over the nine months ended September 30, 1996. This represents an increase to 45% from 34% of total revenues for the three months ended September 30, 1997 and 1996, respectively, and an increase to 41% from 36% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the expansion of the Company's worldwide sales and marketing organization, higher sales commissions associated with increased revenue and increased marketing activities. The increase in sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 reflects the significant investment that the Company made during 1997 to expand both its direct sales force and other distribution channels. The Company intends to continue to invest substantial resources in expanding its direct sales force, both domestic and international, expanding its other distribution channels, and conducting marketing programs to support existing and new product offerings. Accordingly, sales and marketing expenses are expected to increase in absolute dollars in future periods.

     General and Administrative. General and administrative expenses increased $0.9 million in the three months ended September 30, 1997 over the three months ended September 30, 1996, and increased $2.1 million in the nine months ended September 30, 1997 over the nine months ended September 30, 1996. This represents an increase to 10% from 8% of total revenues for the three months ended September 30, 1997 and 1996, respectively, and 9% of total revenues for the nine months ended September 30, 1997 and 1996. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. The increase in dollar amount was due primarily to increases in personnel, related overhead costs and increases to the provision for doubtful accounts. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company expands its infrastructure.

     Merger Costs. During the three months ended June 30, 1996, the Company incurred $1.1 million of one-time merger related expenses in connection with the acquisition of Metropolis Software, Inc.

     Operating Income. Operating income decreased by 97% to $105,000, or 1% of total revenue, for the three months ended September 30, 1997 from $3.6 million, or 21% of total revenue, for the three months ended September 30, 1996, and decreased 6% to $4.1 million, or 7% of total revenue, for the nine months ended September 30, 1997 from $4.4 million, or 12% of total revenue, for the nine months ended September 30, 1996. During the three months ended September 30, 1997, the Company continued to make increased investments in resources required to address the anticipated opportunity in the front office software marketplace. Most notable were significant investments made in expanding the Company's direct sales force. As a result, operating expenses, especially sales and marketing expenses, have increased at a more rapid rate than the growth in revenue, thereby negatively affecting operating income. As new sales personnel become more effective in subsequent quarters, the Company anticipates that revenue growth will exceed the growth in operating expenses, resulting in an increase in the Company's operating income in subsequent periods.

     Interest and Other Income, net. Interest and other income, net, consists primarily of interest income earned on the Company's cash and cash equivalents, short and long-term investments, and other items including interest expense. Interest and other income, net, decreased 7% to $360,000 in the three months ended September 30, 1997 from $389,000 for the three months ended September 30, 1996 and decreased 5% to $1,052,000 for the nine months ended September 30, 1997 from $1,110,000 for the nine months ended September 30, 1996. The decrease is primarily due to lower excess cash balances in 1997.

     Provision for Income Taxes. The provision for income taxes reflects the estimated annualized effective tax rate of 37% applied to earnings for the nine months ended September 30, 1997 and 18% applied to earnings for the nine months ended September 30, 1996 offset by a benefit resulting from the recognition of deferred income tax assets of $800,000 in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company's effective tax rate increased to 37% in 1997 due to federal and state operating loss carryforwards having been recognized in 1996.

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

     Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and investments totaled $38.2 million at September 30, 1997 representing 49% of total assets. The Company has invested its cash in excess of current operating requirements in a portfolio of both taxable and tax-exempt investment grade securities. The investments have variable and fixed interest rates and short and long term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

     Net cash provided by operating activities was $2.0 million and $9.8 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 1997 is attributed principally to a decrease in net income and unearned revenue and an increase in accounts receivable, prepaid expenses and other current assets. These changes were partially offset by an increase in accounts payable, accrued payroll and related accruals and other accrued liabilities. The increase in accounts receivable corresponds to the overall growth in revenue. The decrease in unearned revenue was due to the Company installing and fulfilling certain post-installation obligations for orders deferred at December 31, 1996, as well as a large portion of product orders received in the nine months ended September 30, 1997 being shipped and installed within that period.

     Investing activities used net cash of $17.9 million in the nine months ended September 30, 1997 compared to $7.9 million in the nine months ended September 30, 1996. Purchases of short and long-term investments used cash of $18.5 million and $4.2 million, respectively, and the sale and maturity of short and long-term investments generated cash of $7.5 million and $1.0 million, respectively, during the nine months ended September 30, 1997. During the nine months ended September 30, 1996, purchases of short-term investments used net cash of $3.0 million while the sale and maturity of short-term investments generated net cash of $1.0 million. The Company used $4.1 million and $3.6 million of cash during the nine months ended September 30, 1997 and 1996, respectively, to purchase property and equipment to support its increased headcount. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows.

     Financing activities generated cash of $1.9 million and $0.5 million in the nine months ended September 30, 1997 and 1996, respectively. Cash provided from financing activities during the nine months ended September 30, 1997 and 1996 consisted of proceeds from the issuance of common stock pursuant to the Employee Stock Purchase Plan and the exercise of options granted under the Company's Stock Option Plans.

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

Risk Factors That May Affect Future Results

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. Other risks are presented elsewhere in this report and in the Company's 1996 annual report on Form 10-K.

     Fluctuations in Quarterly Results. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future, depending on factors such as the size and timing of significant orders, the level of price and product competition, demand for the Company's products, changes in pricing policies by the Company or its competitors and the number, timing and significance of product enhancements and new product announcements by the Company and its competitors. In addition, the Company's quarterly operating results are dependent on factors such as the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the size, timing and structure of significant licenses, changes in the Company's sales incentive strategy, the timing of revenue recognition, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products, the impact of acquisitions of competitors, the cancellation of licenses or maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in Company strategy, investments to develop sales distribution channels, seasonal trends, changes in the level of operating expenses and general domestic and international economic and political conditions, among others. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer installation of the Company's products. In the past, the Company has experienced delays in recognizing revenue with respect to particular orders. There can be no assurance that the Company will not experience delays in recognizing revenue in the future, particularly if the Company receives orders for large, complex installations. Product revenues are also difficult to forecast because the market for front office software products is rapidly evolving, and the Company's sales cycle, from initial trial to purchase and the provision of support services, varies substantially from customer to customer. See "Risk Factors That May Affect Future Results--Lengthy Sales and Implementation Cycles."

     To achieve its quarterly revenue objectives, the Company is dependent upon obtaining product orders in any given quarter for shipment and installation in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, license fee revenues in any quarter are substantially dependent on orders booked and installed in that quarter.

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

     In addition, significant portions of the Company's revenues are typically derived from non-recurring sales to a limited number of customers. Accordingly, revenues in any one quarter are not indicative of revenues in any future period.

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

     Limited Operating History; Uncertainty of Future Operating Results. The Company was founded in August 1990 and did not begin shipping products until September 1992. Although the Company's revenues have increased in each of the last six years, the Company incurred net operating losses in each fiscal year from inception through 1994. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Accordingly, although the Company has recently experienced significant revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis. The Company is currently investing, and intends to continue to invest, significant resources to develop its sales strategy, which could adversely affect the Company's operating margins. In this regard, the Company has recently hired and continues to hire significant numbers of direct sales personnel. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, train and retain additional highly qualified sales personnel in the future. If revenues are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues, because a significant portion of the Company's expenses do not vary with revenues.

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

     Lengthy Sales and Implementation Cycles. The Company's products are typically intended for use in applications that may be critical to a customer's business. The license and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy (recently averaging approximately four to six months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize initial license revenues for new customers where installation is contracted with Clarify's implementation staff until installations are complete and does not recognize the consulting component of service revenues until the services are rendered, which, in certain cases, can take several quarters. As a result, revenue recognition may be delayed in many instances. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations can involve implementation cycles that can take multiple quarters. When the Company has provided consulting services to implement certain larger projects, a few customers have in the past delayed payment of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance that the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

     Dependence Upon Key Personnel. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its key personnel. In addition, in the past there has been turnover in certain key positions in the Company, including Chief Financial Officer in August 1997. Additions of new and departures of existing personnel, particularly in key positions, could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends significantly upon the continued service and performance of these officers. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales, financial and managerial personnel. In the event the Company experiences sales growth, there will be an increased need for technical personnel to facilitate successful product installations. Significant delays in product installations could have a material adverse effect on the Company's business, operating results and financial condition. The Company recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase the total number of employees. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, financial and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales, financial and managerial personnel in the future.

     Product Concentration. To date, a significant portion of the Company's revenues have been attributable to sales of ClearSupport, the Company's primary product. ClearSupport has typically been the first of the Company's products to be deployed with the greatest number of users and often as a foundation for other applications. The Company expects ClearSupport to account for a significant portion of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for the ClearSupport product such as competition or technological change could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Company's product and other products. There can be no assurance that the Company will continue to be successful in marketing the ClearSupport product or other products.

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

     Continued Volatility of Stock Price. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Company's common stock to fluctuate substantially, particularly on a quarterly basis. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results of such companies. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     International Operations; Foreign Currency Fluctuations. The Company established its European headquarters in the United Kingdom in 1994. Since then, additional offices have been opened in Germany, France, Japan, Australia and Canada. As part of its strategy to increase growth and profitability, the Company intends to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings. To successfully expand international sales, the Company must establish additional foreign operations and hire additional personnel. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     Furthermore, future increases in the value of the U.S. dollar could make the Company's products less competitive in foreign markets. As the Company increases its foreign sales, it may be materially and adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies. Additional risks inherent in the Company's international business activities include, among others, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

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

     Acquisition; Significant Growth; Management of Expanding Operations. In April 1996, the Company acquired Metropolis Software, Inc. Management of the Company has been and will be required to devote substantial time and attention to the integration of these businesses for an extended period of time. The integration of merged companies is extensive, difficult and time consuming and subject to a number of inherent risks. There can be no assurance that operational or financial problems will not occur as a result of the merger. The requirement that management devote substantial time and resources to the process of integrating the two companies and the occurrence of any material operational or financial problems as a result of the merger could have a material adverse affect on the Company's business, operating results and financial condition. The acquisition and the Company's internal development efforts have placed and continue to place a significant strain upon its management systems and resources.

     The Company has grown from approximately 320 employees at September 30, 1996 to over 450 employees at September 30, 1997, and currently plans to continue to expand its staff. To accommodate this growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems, some of which require substantial management effort. There can be no assurance that the Company will be able to do so successfully. In addition, the increase in the Company's number of employees and the Company's market diversification and product development activities have resulted in increased responsibility for the Company's management. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, finance, sales and marketing and support personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel.

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

PART II.          OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K.

(a)   Exhibits

Number         Description
------         -----------
1.0 Rights Agreement, dated as of June 13, 1997 between the Company and Harris Trust Company of California, including the Certificate of Designation of Series A Junior Participating Preferred Stock, Form of Right Certificate and Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B and C, respectively, which is incorporated by reference to the Form 8-A filed with the Securities and Exchange Commission on June 24, 1997

3.1(3)    Certificate of Incorporation of the Company, as amended to date

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

10.8(1) Master Equipment Lease Agreement by and between Venture Leasing Assoc. and the Company, dated May 7, 1991

10.9(1) Master Equipment Lease Agreement by and between Phoenix Leasing Inc. and the Company, dated June 30, 1993

10.10(3) Lease by and between Orchard Investment Company Number 901 and Clarify Inc. dated August 8, 1996

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

          (3)  Incorporated   by  reference  from  an  exhibit  filed  with  the
               Company's Form 10-Q for the quarterly period ended June 30, 1997.

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 1997          CLARIFY INC.
                                  (Registrant)



                                   By:  /s/ Dave A. Stamm
                                        ----------------------------------------
                                        Dave A. Stamm
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer and Interim
                                        Principal Financial Officer)