Form 10-K405
period 1997-12-31
CLARIFY INC
filed 1998-03-31
CIK 1000782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE CALENDAR YEAR ENDED DECEMBER 31, 1997

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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
                         COMMON STOCK, $0.0001 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No
                                              --   --

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ National Market) on December 31, 1997 was $187,787,388. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding Common Stock at December 31, 1997 because such persons may be deemed to be affiliates. This exclusion is not a conclusive determination of such status for other purposes.

     Number of shares of Common Stock, $0.0001 par value, outstanding as of
                       December 31, 1997 was 21,335,445.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III -- PORTIONS OF THE REGISTRANTS DEFINITIVE PROXY STATEMENT TO BE ISSUED IN CONJUNCTION WITH THE REGISTRANTS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 4, 1998.

  This Report contains 50 pages. The Index to Exhibits is located on page 49.
--------------------------------------------------------------------------------

                                     PART I

    In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results of Operations." Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 1998. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ITEM 1. BUSINESS.

OVERVIEW

    Clarify Inc. ("Clarify" or the "Company"), founded in August 1990, is a leading developer and provider of integrated enterprise front office solutions. Clarify helps companies build service into every customer interaction, with solutions that automate call center, sales and marketing, technical support, field service and logistics, quality assurance and help desk processes. By uniting the entire virtual enterprise around the customer, Clarify helps companies attract, acquire and retain customers at significantly reduced costs. A variety of industries employ Clarify's solutions, including high-tech, health care, telecommunications and financial services.

    Clarify markets its software and services primarily through its direct sales organization in the United States, the United Kingdom, Germany, France, Canada, Japan and Australia. Clarify customers include, among others, ADP, Amoco Corp., Cisco Systems, General Electric, Georgia-Pacific, Gillette, Hewlett-Packard, Microsoft and Sprint PCS. The Company maintains its executive offices at 2125 O'Nel Drive, San Jose, California 95131.

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

INDUSTRY BACKGROUND

    In today's highly competitive, fast-paced economy, companies are finding that winning and keeping customers is an increasingly difficult challenge--a trend that poses a very real threat to a company's bottom line. While at the same time, the cost of acquiring new customers is soaring.

    Today's customers want more personalized service, and faster, unfettered access to products and services--anytime, anywhere. And companies that can't adapt to this new business model are losing their customers to those that can.

     Many companies and vendors have responded to these business trends by focusing their efforts on automating the direct sales force in an attempt to reduce sales costs. Others have focused their energies solely on support solutions in order to retain existing customers--often at the expense of acquiring new ones. However, neither of these strategies has provided companies with an integrated, long-term solution for effectively managing customer relationships across the entire customer life cycle.

    Recognizing this market need, Clarify began in 1996 to lay the foundation for providing its customers with a complete front office suite by acquiring Metropolis. The goal was to integrate Metropolis' sales automation product with Clarify's best-of-breed customer service and support applications. In 1997, Clarify achieved this goal. The Clarify front office suite now provides a broad set of full-featured business applications for call center, sales and marketing, technical support, field service and logistics, quality assurance and help desk organizations.

PRODUCTS

     Clarify's innovative solutions help today's enterprise organizations work together to provide bulletproof accountability and powerful functionality to enterprise organizations focused on customer success. Clarify's turnkey business solutions are designed for fast, easy implementation, provide a low cost of ownership and establish a solid foundation for future growth.

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

    In 1997, Clarify adapted its business initiatives to address key emerging markets for front office applications, including call center, enterprise front office and telecommunications by introducing new products and developing enhancements to meet the needs of customers in each of these markets.

Call Center
    Industries such as financial services, insurance and utilities are rapidly expanding the traditional roles of their call centers from sales or service only organizations to multi-function "contact" centers that serve as the focal point for proactive customer relationship management. These call centers are consolidated entities that handle all types of contacts from all types of sources--whether it's a customer calling for general information, requesting simple service, or submitting an order via fax, e-mail or the Web. Competitive companies need a centralized resource for collecting and managing this data, plus representatives who are empowered to provide a broad range of services.

    Clarify identified this opportunity early on and in 1997 introduced ClearCallCenter(TM), a comprehensiVE solution that supports both inbound/outbound sales and service. Using ClearCallCenter, valuable customer information--from raw list data to established customer files--can be centralized and shared with everyonE throughout the enterprise for consistent, proactive customer interaction. Clarify's ClearCallCenter product was awarded the "Best Call Center Product of 1997" by Call Center Magazine.

Enterprise Front Office
    Like multi-function call centers, large enterprises are finding it necessary to integrate their sales and service operations to better manage customer relationships. At the enterprise level, this integration takes place across multiple organizations--including sales and marketing, technical support, field service, quality assurance and help desks--which handle complex sales and service needs.

    Traditionally, sales and service were viewed as separate functions, performed by different organizations at different points in the customer life cycle. Today, those lines are blurring, with multiple organizations and partners collaborating at all times to effectively serve customer needs.

    ClearSales 5.0 is the new release of Clarify's sales force automation system that is fully integrated with the Clarify product suite. With the incorporation of ClearSales into the Clarify product family, companies can now purchase a front office suite that integrates their sales and services operations.

Enterprise Technical Support
    Developing long-term customer relationships requires a complex combination of timing, technology and resources. Clarify's best-of-breed technical support applications provide companies with the expertise and functionality they need to increase customer retention and loyalty. ClearSupport(R), the Company'S cornerstone product for the customer service organization, manages all aspects of call handling, allowing users to log cases, set priorities, route cases, verify contracts, review case histories, manage configurations and track case-related costs.

    A key component of Clarify's field service and logistics solutions, ClearLogistics(R) Depot Repair, automates and tracks the critical components of the repair process for service inventory such as time, materials and repair expense, allowing organizations to repair orders faster and improve profitability. ClearContracts(TM), the industry's first integrated contract management solution. helps contraCT administrators quickly define, price and roll out new service programs and develop custom service agreements.

    For internal support needs, Clarify's enterprise help desk solution lets companies quickly handle employee questions about technology, benefits and facilities. In 1997, Clarify introduced new asset management capabilities, including an Inventory Management Utility, that works with Microsoft's Systems Management Server (SMS). Using the Inventory Management Utility, help desk analysts can automatically retrieve a user's system configurations--including details such as supplier model, serial and part number--and use that information to more swiftly solve a technical problem. Clarify's ClearHelpdesk system has been adopted by several large corporations with enterprise help desks, including Transamerica, Gillette, Hewlett-Packard Co., Amoco Corp., Georgia-Pacific and Corning Clinical Labs.

    ClearQuality(R) is used by quality assurance and product development organizations to track defects anD enhancement requests. Tightly integrated with ClearSupport and ClearHelpdesk, it allows support representatives to view the status of a change request in development and report it to a customer. ClearQuality is based on a customer-defined process designed to ensure that quality management policies are implemented consistently and development processes are improved over time.

Telecommunications
    In today's deregulated telecommunications market, service providers are competing to offer new and expanded services to the same customer base. At the same time, they're striving to retain those customers by building loyalty--a key advantage in this highly competitive market place.

    Clarify entered the telecommunications market in 1996 with the development of ClearSupport CommCenter(TM), an integrated customer care and trouble management solution designed specifically for tHE telecommunications industry. By the end of 1997, Clarify telecommunication customers included AT&T, British Telecom, Concert Global Networks, France Telecom, Intermedia, MCI, MetroNet and Sprint PCS.

    Clarify's release 5.0, in 1997, also marked the delivery of ClearSupport CommCenter 2.0 and Services Manager, a new product offering targeted at the telecommunications market that enables the installation of a telecommunications service at multiple sites.

TECHNOLOGY

    The Clarify product family is based upon an open and flexible client/server architecture that easily adapts to growth and change. The architecture ensures high performance and scalability by optimizing resource usage at all levels--client, server and network--even as an organization expands its operation from tens to thousands of users. Clarify's strategic yet flexible distribution of application logic across clients and servers delivers full application functionality to organizations, regardless of how it chooses to deploy the Company's products: over LANs, WANs, the Internet or mobile connections.

    Clarify invests in several technologies that enable front office organizations to ensure accountability and unique treatment of customers, and which the Company believes provide competitive advantage. Key technologies include:

    Workflow Engine. Clarify integrates a powerful workflow management engine into its support products to ensure that every customer request is owned, with automated notification and escalation capabilities to ensure that commitments are always met. Clarify also allows users to base commitments on their customers' business hours, enabling organizations to run a more customer-focused business. Desktop reports, real-time alerts and messaging functions help schedule tasks and manage activities, while business rules notify managers of potential issues, giving them more time to spend on proactive account management.

    Problem Resolution System. Clarify helps companies leverage their experts' knowledge across the enterprise, providing a public knowledge base of solutions that enables front-line staff to address more customer requests on the first call. Clarify's problem resolution system, the Diagnosis Engine, leads support representatives through the diagnostic process to quickly solve customer problems. Clarify's Full-Text Search product helps support specialists solve problems for the first time and seed the company's knowledge base. All of the support specialists' diagnostic work, such as the symptoms identified and diagnostic hints answered, can be captured by the system and associated with the new problem description. In this way, the problem description is entered only once by the support specialist who has done all the research, and who is therefore the most qualified to accurately describe the problem and solution. Together, these products enable support representatives to efficiently identify previously solved problems and rapidly provide customers with consistent, high-quality solutions. Tasks can even be "subcontracted" to specialists to complete, enabling enterprise-wide teams to collaborate on customer requests.

    World Wide Web Access. Clarify's ClearExpress products let customers and employees help themselves by putting them in direct contact with a company's knowledge base over the World Wide Web for access to product, solution and support information. These products are ready to use "out of the box" and require no customization or application building to integrate Web functionality into a company's front office solution. Customers can create cases, verify status and troubleshoot problems. ClearExpress products can also be used to leverage corporate Intranets to support internal information-sharing needs, such as those of a help desk or human resources organization.


SALES AND MARKETING

         To meet the demands of the rapidly expanding front office market, Clarify made major investments in building its sales and support organizations in 1997. The Company markets its software and services primarily through its direct sales organization. To support its sales force, the Company conducts marketing programs that include public relations, advertising, World Wide Web and Internet marketing, direct mail, trade shows, product seminars, user group conferences and ongoing customer communication programs. As of December 31, 1997, the Company's sales and marketing organization consisted of 210 employees. Field sales professionals and sales engineers are located throughout the United States, the United Kingdom, Germany, France, Canada, Japan and Australia.

    In 1997, the Company also announced a new channel sales program and established reseller agreements with Ernst & Young Technologies, Inc. (EYT) and Digital Worldwide Services--the services division of Digital Equipment Corporation. The EYT relationship enables the company to sell Clarify's front office software modules to Ernst & Young customers as part of an overall vertical industry solution. The agreement with Digital Worldwide Services enables Digital to resell Clarify products to customers who have outsourced the management of their information technology (IT) systems to Digital. Clarify also expanded its consulting agreement with KPMG Peat Marwick LLP to help joint clients maximize revenues and increase customer loyalty.

    An integral part of the Company's strategy is to expand its direct sales internationally. The Company intends to increase the size of its sales force in 1998 and in the future, which is required if the Company is to achieve significant revenue growth. International revenue was insignificant in 1995, but, it amounted to 15% of total revenue in 1996 and 10% of total revenue in 1997. There can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain highly qualified sales personnel in the future. If the Company is unable to hire such people on a timely basis, the Company's business, operating results and financial condition could be adversely affected. Furthermore, there can be no assurance that the expansion of the Company's sales force will result in significant revenue growth. See "Certain Factors That May Affect Future Results of Operations--International Operations."

CUSTOMER SERVICE AND SUPPORT

    In 1997, Clarify expanded its service and support staff, and revamped the service delivery model to increase accessibility and speed resolution time. As of December 31, 1997, the Company had 111 employees in the customer service and support organization.

     A CustomerCARE call center introduced in 1997 provides Clarify customers with a single point of contact where Clarify customers can get answers to a sales or service question--via the phone, fax, e-mail or Web interaction. The Customer Service group is staffed and organized to help customers get the most from their Clarify solution, and our experienced implementation and application consultants also provide personal, hands-on help.

    In addition, the Company offers a comprehensive system administration course and project team training program to customers for applications, customization tools and data models. Training classes are provided at the Company's offices in San Jose, California; Marlborough, Massachusetts; and internationally. The Company also provides on-site training services upon request to customers at a higher cost.

    Supplementing its training and technical support services, the Company's consultants and third-party consulting organizations, such as Cambridge Technology Partners, support the Company's customers and provide customization, interface specification, and implementation and integration services.


PRODUCT DEVELOPMENT

    The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. There can be no assurance, however, that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to successfully develop and introduce new products or enhancements, the Company's business, operating results and financial condition would be materially adversely affected. See "Certain Factors That May Affect Future Results of Operations--Dependence on New Products and Rapid Technological Change."

    In addition, software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements and has experienced delays or lost revenues during the period required to correct those errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Certain Factors That May Affect Future Results of Operations--Risk of Product Defects."

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

    As of December 31, 1997, the Company had 118 employees in engineering and product development. The Company's total expenses for research and product development for fiscal years 1995, 1996 and 1997 were $5.5 million, $10.4 million and $16.8 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and product development in the future and that product development expenses may increase in absolute dollars in future periods. All of the Company's expenditures for research and development have been expensed as incurred.

COMPETITION

    The front office solutions market, including the markets for customer service, field service and logistics, help desk, quality assurance and sales and marketing applications, is currently intensely competitive, highly fragmented and subject to rapid change. The Company believes that the principal competitive factors affecting the markets for its products include quality, functionality, performance, breadth of product line, integration of products, frequency of upgrades and updates, manageability of products, customer support, company reputation and price. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies, (ii) third-party professional services organizations that develop custom software and (iii) management information systems departments of potential customers that develop custom internal software. In addition, because there are relatively low barriers to entry in the market, the Company expects additional competition from other established and emerging companies as the front office solutions market continues to develop and expand. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Among software companies competing with the Company, principal competitors include Astea International Inc., Metrix Inc., Scopus Technology Inc., Siebel Systems, Inc., and The Vantive Corporation. Some of the Company's current competitors, and many of the Company's potential competitors, have significantly greater financial, technical, product development, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company.

    In addition, many competitors and potential competitors have significant established distribution networks and large customer installed bases. The Company also expects that competition will increase as a result of software industry consolidations. As an example, an announcement was made in March 1998 that two of the Company's principal competitors, Scopus Technology Inc. and Siebel Systems, Inc. intended to merge their operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that these competitors will rapidly acquire significant market share. Furthermore, companies with greater technical, marketing and other resources than the Company could compete directly with the Company either as a result of acquisition or by direct entry into the market for the Company's products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

    The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these third party implementation providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and maintain effective, long-term relationships with these third parties, it would adversely affect the Company's competitive position. Further, there can be no assurance that these third parties, many of which have significantly greater financial, marketing and technical resources than the Company, will not in the future compete directly with the Company or otherwise discontinue their relationship with or their support of the Company and its products.

    The Company competes on the basis of certain factors, including credibility in the marketplace, proven implementations and key reference accounts, as well as product quality, product functionality, product performance, ease of use and customer support. Although the Company believes that it currently competes favorably overall with respect to these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. See "Certain Factors That May Affect Future Results of Operations--Intense Competition."

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company's success is heavily dependent upon proprietary software technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which affords only limited protection. The Company has submitted only one patent application. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the competitors will not independently develop similar technology.

    The Company is not aware that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on commercially reasonable terms or at all, which could have a material adverse affect upon the Company's business, operating results and financial condition.

EMPLOYEES

    As of December 31, 1997, the Company had a total of 488 employees, of which 430 were based in the United States and 58 were based in offices outside the United States. Of the total, 210 were engaged in sales and marketing, 111 were in customer service and support, 118 were in engineering and product development, and 49 were in administration, operations and finance. The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

          CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. Other risks are presented elsewhere in this report.

Limited Operating History; Limited and Variable Profitability
    The Company was founded in August 1990 and did not begin shipping products until September 1992. The Company has experienced substantial revenue growth in recent years, but its profitability, as a percentage of net revenues, has varied widely on a quarterly and annual basis, including incurred net operating losses in each fiscal year from inception through 1994. Due to the Company's limited operating history on a significant international scale, the rate of growth of the Company's business and the variability of operating results in past periods, there can be no assurance that the Company's revenues will continue at the current level or will grow, or that the Company will be able to sustain profitability on a quarterly or annual basis.

Variability of Quarterly Operating Results
    The Company's net revenues and operating results can vary, sometimes substantially, from quarter to quarter. In general, the Company's revenues, and in particular license fees, are relatively difficult to forecast for a number of reasons, including (i) the size and timing of individual license transactions,
(ii) the level of price and product competition, (iii) demand for the Company's products, (iv) the potential for deferral or delay of customer implementations of the Company's software, (v) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vi) changes in customer budgets, (vii) changes in pricing policies by the Company or its competitors, and (viii) seasonality of technology purchases and other general economic conditions.

    The Company's software products generally are shipped as orders are received. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. In addition, there has been and continues to be a trend toward larger enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close any expected individually significant transactions could cause the Company's revenues and operating results in a period to fall short of expectations, and could result in losses. In addition, since a significant portion of the Company's quarterly revenues are typically derived from non-recurring sales to a limited number of customers, revenues in any one quarter are not indicative of revenues in any future period.

    The Company believes the purchase of its products generally involves a significant commitment of capital because customers have tended to implement the products on a large scale and must establish certain minimum hardware capabilities. As a result, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse affect on the Company's business, operating results and financial condition.

    The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer buying patterns. In recent years, the Company has generally had stronger demand for its products during the quarters ending in June and December and weaker demand in the quarter ending in March. To the extent international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarter ending in September.

    The foregoing factors make estimating quarterly revenue and operating results prior to the end of a quarter uncertain. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. The Company plans to increase expenditures to fund continued build-up and expansion of international operations, a larger worldwide direct and indirect sales and marketing staff, development of new distribution and resale channels, greater levels of research and development, and broader customer service and support capability, although annual expenditures will depend upon ongoing results and evolving business needs. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's revenues, operating results and financial condition would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Continued Volatility of Stock Price
    Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Company's common stock to fluctuate substantially, particularly on a quarterly basis. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results of such companies. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse affect on the Company's business, results of operations and financial condition.

Management of Growth
    The Company has grown rapidly in the last three years. The growth of the Company's business and the expansion of the Company's customer base has placed a significant strain on the Company's management and operations. The Company's recent growth and expansion has resulted in substantial increases in the number its employees and the geographic area of its operations. The Company's ability to support the growth of its operations will be substantially dependent upon having in place highly trained internal and third party resources to conduct pre-sales activity, product implementation, training and other customer support services. To accommodate this growth and the expected expansion of its staff, the Company's officers and other key employees will be required to improve and implement a variety of operational and financial systems and procedures, to expand, train and manage its employee base and to engage and work effectively with third party implementation providers. There can be no assurance that the Company will be able to manage its recent or any future expansion successfully. Any inability to do so would likely have a material adverse affect on the Company's business, results of operations and financial condition.

International Operations
    The Company established its European headquarters in the United Kingdom in 1994. Since then, additional offices have been opened in Germany, France, Japan, Australia, Canada, and Singapore. To support the growth of the Company's international operations, the Company continues to incur significant costs to build its service and support infrastructure ahead of anticipated revenues. Operating costs in many countries, including some of those in which the Company operates, are often higher than in the United States. As a result of this expansion, the Company must continue to implement and improve its operational and financial systems and procedures and to expand, train and manage both its employee base and its relationships with third party implementation providers. These factors have placed, and are expected to continue to place, a significant strain on the Company's management and operations. There can be no assurance that the Company's international operations will continue to be successful or that the Company will be able to manage effectively the increased level of international operations. To the extent that the Company is unable to do so in a timely manner or is unable to manage these activities effectively, the Company's growth in international revenues, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

    Furthermore, future increases in the value of the U.S. dollar could make the Company's products less competitive in foreign markets. As the Company increases its international operations, it may be materially adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies. Additional risks inherent in the Company's international business activities include, among others, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse affect on the Company's future international sales and, consequently, the Company's results of operations and financial condition.

Intense Competition
     The front office solutions market, including the markets for customer service, field service and logistics, help desk, quality assurance and sales and marketing applications, is currently intensely competitive, highly fragmented and subject to rapid change. The Company believes that the principal competitive factors affecting the markets for its products include quality, functionality, performance, breadth of product line, integration of products, frequency of upgrades and updates, manageability of products, customer support, company reputation and price. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies, (ii) third-party professional services organizations that develop custom software and
(iii) management information systems departments of potential customers that develop custom internal software. In addition, because there are relatively low barriers to entry in the market, the Company expects additional competition from other established and emerging companies as the front office solutions market continues to develop and expand. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Among software companies competing with the Company, principal competitors include Astea International Inc., Metrix Inc., Scopus Technology Inc., Siebel Systems, Inc. and The Vantive Corporation, Some of the Company's current competitors, and many of the Company's potential competitors, have significantly greater financial, technical, product development, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company.

    In addition, many competitors and potential competitors have significant established distribution networks and large customer installed bases. The Company also expects that competition will increase as a result of software industry consolidations. As an example, an announcement was made in March 1998 that two of the Company's principal competitors, Scopus Technology Inc. and Siebel Systems, Inc. intended to merge their operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that these competitors will rapidly acquire significant market share. Furthermore, companies with greater technical, marketing and other resources than the Company could compete directly with the Company either as a result of acquisition or by direct entry into the market for the Company's products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

    The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these third party implementation providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and maintain effective, long-term relationships with these third parties, it would adversely affect the Company's competitive position. Further, there can be no assurance that these third parties, many of which have significantly greater financial, marketing and technical resources than the Company, will not in the future compete directly with the Company or otherwise discontinue their relationship with or their support of the Company and its products.

Lengthy Sales and Implementation Cycles
    The Company's products are typically intended for use in applications that may be critical to a customer's business. The license and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and subject to significant delays over which the Company has little or no control.

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

Dependence Upon Key Personnel
    The loss of the services of one or more of the Company's executive officers could have a material adverse affect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its key personnel. In addition, in the past there has been turnover in certain key positions in the Company, including Vice-President of Marketing and Vice-President of Customer Service and Support in February 1998, and Chief Financial Officer in August 1997. Furthermore, in March 1998, the Company's President and Chief Executive Officer, Dave Stamm, assumed the position of Chairman of the Board and a new President and Chief Executive Officer was named. Additions of new and departures of existing personnel, particularly in key positions, could have a material adverse affect upon the Company's business, operating results and financial condition. The Company's future performance depends significantly upon the continued service and performance of these officers. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales, financial and managerial personnel. The Company recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase the total number of employees. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, financial and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales, financial and managerial personnel in the future.

Product Concentration
    To date, a significant portion of the Company's revenues have been attributable to sales of ClearSupport, the Company's primary product. ClearSupport has typically been the first of the Company's products to be deployed with the greatest number of users and often as a foundation for other applications. The Company expects ClearSupport to account for a significant portion of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for the ClearSupport product such as competition or technological change could have a material adverse affect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Company's ClearSupport product and other products. There can be no assurance that the Company will continue to be successful in marketing the ClearSupport product or other products.

Dependence on New Products and Rapid Technological Change
    The front office solutions market, including the markets for customer service, field service and logistics, quality assurance, help desk, and sales and marketing applications, is characterized by rapid technological change, frequent new product introductions, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. While the Company believes that it offers one of the broadest product lines in the front office solutions market, this market is continuing to evolve and customer requirements continue to change. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

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

Risk of Product Defects
    Software products as complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contained defects, and has discovered software errors in certain of its new products and enhancements after their introduction and, as a result, has experienced delays in recognizing revenues during the period required to correct these errors. The Company could in the future lose revenues as a result of software errors or defects. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company has not experienced material adverse affects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse affect upon the Company's business, operating results and financial condition.

Dependence on Proprietary Technology; Risks of Infringement
    The Company's success is heavily dependent upon proprietary software technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which affords only limited protection. The Company has submitted only one patent application. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the competitors will not independently develop similar technology. The Company is not aware that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products.

    The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on commercially reasonable terms or at all, which could have a material adverse affect upon the Company's business, operating results and financial condition.

Product Liability
    The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse affect upon the Company's business, operating results and financial condition.

Expansion of Distribution Channels
    The Company has historically sold its products primarily through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel and establishing relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with certain third party distributors, resellers and systems integrators. There can be no assurance that the Company will be able to attract a sufficient number of third party distribution partners or that such partners will recommend the Company's products. The inability to establish successful relationships with distributors, resellers or systems integrators could have a material adverse affect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

 "YEAR 2000" Issues
    The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

    The Company utilizes third party equipment and software that may not be "Year 2000" compliant. Failure of such third party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse affect on the Company's business, operating results and financial condition. The Company is still assessing the impact the "Year 2000" issue will have on its products and internal information systems and will take appropriate corrective actions based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance.

    In addition, the "Year 2000" issue could impact the products that the Company sells. The Company is utilizing resources to identify, analyze, reprogram and test the products it sells for the "Year 2000" compliance. It is currently anticipated that all reprogramming efforts will be completed during fiscal 1998.

Issues Related to the European Monetary Conversion

    The Company is aware of the issues associated with the forthcoming changes in Europe aimed at forming a European economic and monetary union (the "EMU"). One of the changes resulting from this union will require EMU member states to irrevocably fix their respective currencies to a new currency, the euro, on January 1, 1999. On that day, the euro will become a functional legal currency within these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the Franc or Deutsche Mark, and the euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro.

    The Company is still assessing the impact the EMU formation will have on both its internal systems and the products it sells. The Company will take appropriate corrective actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse affect on the Company's business, operating results and financial condition.

Effect of Certain Charter Provisions
    The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 2.  PROPERTIES.

FACILITIES

    The Company's principal administrative, sales, marketing, support, research and development facility is located on approximately 100,375 square feet of space in San Jose, California. This facility is leased to the Company through November 2001 and the Company has an option to extend the lease for one additional five year term. The Company may outgrow this facility in the future and therefore may have a need to find suitable additional or alternative space. Management believes that suitable space is available on commercially reasonable terms. As of April 1997, the Company terminated the lease contract on its prior, unoccupied facility of 38,820 square feet, located in San Jose, California.

ITEM 3.  LEGAL PROCEEDINGS.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The Company's Common Stock is traded over-the-counter on the NASDAQ National Market under the symbol "CLFY".

                                                 High           Low
                                               --------     ----------
    Fourth  quarter  of  1997 ...............  $15.8750     $  10.0625
    Third  quarter  of  1997 ................  $19.1250     $   9.3750
    Second quarter of 1997 ..................  $26.7500     $   6.5000
    First  quarter  of  1997 ................  $52.7500     $  18.7500
    Fourth quarter of 1996...................  $59.2500     $  29.8750

    The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. As of December 31, 1997, the approximate number of common stockholders of record was 219. Since much of the Company's Common Stock is held by brokers and other institutions on behalf of stockholders, the company is unable to estimate the total number of stockholders represented by these record holders.

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

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                                           Years Ended December 31,
                                                    -------------------------------------------------------------------
                                                      1993           1994            1995          1996          1997
                                                    -------        --------        -------       -------       -------
                                                                     (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  License fees ..............................       $ 2,607        $  7,001        $15,749       $39,139       $59,214
  Services ..................................         2,249           5,526          9,148        17,183        29,003
                                                    -------        --------        -------       -------       -------
     Total revenues .........................         4,856          12,527         24,897        56,322        88,217
                                                    -------        --------        -------       -------       -------

Cost of revenues:
  License fees ..............................            96             400            759         1,409         2,400
  Services ..................................         1,430           3,419          5,714        10,711        18,149
                                                    -------        --------        -------       -------       -------
     Total cost of revenues .................         1,526           3,819          6,473        12,120        20,549
                                                    -------        --------        -------       -------       -------
     Gross margin ...........................         3,330           8,708         18,424        44,202        67,668

Operating expenses:
  Product development and engineering .......         2,724           3,951          5,547        10,384        16,777
  Sales and marketing .......................         2,377           4,162          9,017        20,351        38,054
  General and administrative ................           960           1,632          2,336         4,920         7,903
  Merger costs ..............................          --              --             --           1,061          --
                                                    -------        --------        -------       -------       -------
     Total operating expenses ...............         6,061           9,745         16,900        36,716        62,734
                                                    -------        --------        -------       -------       -------
     Operating income (loss) ................        (2,731)         (1,037)         1,524         7,486         4,934
Interest and other income (expense), net ....           (10)            (57)           109         1,644         1,304
   Income (loss) before provision
            for income taxes ................        (2,741)         (1,094)         1,633         9,130         6,238
Provision for (benefit from) income taxes ...          --              --              129           940         2,308
                                                    -------        --------        -------       -------       -------
           Net income (loss) ................       $(2,741)       $ (1,094)       $ 1,504       $ 8,190         3,930
                                                    =======        ========        =======       =======       -------

Diluted net income (loss) per share .........       $ (0.78)       $  (0.28)       $  0.09       $  0.38       $  0.18
                                                    =======        ========        =======       =======       =======
Shares used in per share computations (1) ...         3,530           3,975         17,351        21,768        22,164
                                                    =======        ========        =======       =======       =======

Pro forma net loss per share (2) ........                           $ (0.07)
                                                                     =======
   Pro forma shares used in per share
       computations (2) .................                            15,212
                                                                    =======





                                                             December 31,
                                   ------------------------------------------------------------------
                                     1993          1994            1995           1996          1997
                                   -------       -------         -------        -------       -------
                                                              (in thousands)
Balance Sheet Data:
  Working capital ...............  $ 2,039       $ 3,908         $30,129        $35,586       $42,470
  Total assets ..................    5,293         9,884          42,283         70,684        86,831
  Long-term obligations .........      426           654           1,047           --            --
  Retained earnings .............   (6,656)       (7,950)         (7,672)         1,565         5,492
  Total stockholders' equity ....    2,523         4,368          31,482         46,945        57,097

(1) See Note (2) of Notes to Consolidated Financial Statements.

(2) Assumes the common shares issuable upon conversion of the outstanding convertible preferred stock, which were excluded during the loss period, were outstanding for such period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results of Operations." Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 1998. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

    The following table sets forth the percentage of total revenues for certain items in the Company's Consolidated Statement of Operations data for the years ended December 31, 1995, 1996 and 1997.

                            PERCENT OF TOTAL REVENUES

                                                  Years Ended December 31,
                                                 --------------------------

                                                  1995      1996      1997
                                                 ------    ------    ------
Revenues:
      License fees ............................    63.3%     69.5%     67.1%
      Services ................................    36.7      30.5      32.9
                                                 ------    ------    ------
         Total revenues .......................   100.0     100.0     100.0
                                                 ------    ------    ------

Cost of revenues:
      License fees ............................     3.0       2.5       2.7
      Services ................................    23.0      19.0      20.6
                                                 ------    ------    ------
         Total cost of revenues ...............    26.0      21.5      23.3
                                                 ------    ------    ------
         Gross margin .........................    74.0      78.5      76.7

Operating expenses:
      Product development and engineering .....    22.3      18.4      19.0
      Sales and marketing .....................    36.2      36.1      43.1
      General and administrative ..............     9.4       8.8       9.0
      Merger costs ............................    --         1.9      --
                                                 ------    ------    ------
         Total operating expenses .............    67.9      65.2      71.1
                                                 ------    ------    ------
         Operating income .....................     6.1      13.3       5.6
Interest and other income (expense), net ......     0.4       2.9       1.5
      Income before provision
                for income taxes ..............     6.5      16.2       7.1
Provision for income taxes ....................     0.5       1.7       2.6
                                                 ------    ------    ------
               Net income .....................     6.0%     14.5%      4.5%
                                                 ======    ======    ======

RESULTS OF OPERATIONS

Revenues

    Total revenues increased from $24.9 million in 1995 to $56.3 million in 1996 to $88.2 million in 1997, representing year over year increases of 126% and 57%, respectively. The Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. International revenue was insignificant in 1995, but it accounted for approximately 15% and 10% of total revenues in 1996 and 1997, respectively. In 1995, one customer accounted for approximately 10% of total revenues. No one customer accounted for more than 10% of total revenues in either 1996 and 1997. The Company's revenues are derived primarily from license fees, fees from sublicensing third-party software products and charges for services, including maintenance, consulting and training. For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition." License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicensing third-party software products. The Company generally recognizes initial license fee revenues upon delivery and installation of software products if there are no remaining significant post-installation obligations and if collection is probable. If significant post-installation obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or until acceptance has occurred. Sales of additional licenses to the Company's existing customers are generally recognized upon shipment provided no significant post-shipment obligations exist. Service revenues consist primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed. Consulting services consist primarily of implementation services related to the installation of the Company's software and generally do not include significant customization to or development of the underlying software code.

    Statement of Position (SOP) 97-2, "Software Revenue Recognition" was issued in October 1997 and amended in March 1998, and addresses software recognition matters primarily from a conceptual level and does not include specific implementation guidance. SOP 97-2 supersedes SOP 91-1 and is effective for transactions entered into by the Company after December 31, 1997. SOP 97-2 requires that if an arrangement to deliver software or a software system does not require significant production, modification, or customization of software, then revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable. Accordingly, upon adoption of SOP 97-2 (as amended), the Company will generally recognize license fee revenue upon product shipment provided there are no contingencies and collection is probable.

    License Fees. License fee revenues increased from $15.7 million in 1995 to $39.1 million in 1996 to $59.2 million in 1997, representing year over year increases of 149% and 51%, respectively. The growth in license fee revenues was due to increased market acceptance of the Company's existing products, continued enhancement and increased breadth of the Company's product offerings, increased follow on sales to existing customers, sales of the Company's products to new industry segments and increased sales as a result of the expansion of the Company's direct sales force and marketing organization. Although the Company's customer base has grown as revenues have increased, on a yearly basis, significant portions of the Company's license fee revenues are typically derived from non-recurring sales to a limited number of customers. Accordingly, license fee revenues in any one period are not indicative of license fee revenues in any future period. Further, the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

    Services. Revenues from services increased from $9.1 million in 1995 to $17.2 million in 1996 to $29.0 million in 1997, representing year over year increases of 88% and 69%, respectively. The growth in service revenues was due to an increase in maintenance and maintenance renewals, consulting and training services associated with increased sales of the Company's applications. The Company expects revenues from services to increase in future periods as the customer installed base increases, though the percentage increases in service revenues achieved in prior periods should not be anticipated in future periods.

Costs of Revenues

    Cost of License Fees. Cost of license fees consists primarily of the costs of sublicensing third-party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expense as incurred. Cost of license fees increased from $0.8 million in 1995 to $1.4 million in 1996 to $2.4 million in 1997, and represent 5%, 4% and 4% of license fee revenues for 1995, 1996 and 1997, respectively. Cost of license fees includes no amortization of capitalized software development costs. Cost of license fees as a percentage of license fees may fluctuate from period to period due to the increased or decreased sale of royalty bearing software products. The increase in dollar amount is primarily due to the higher volumes of products shipped during the year and increases in royalties paid to third party software suppliers.

    Cost of Services. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. Cost of services increased from $5.7 million in 1995 to $10.7 million in 1996 to $18.1 million in 1997, representing 62% of the related service revenues in 1995 and 1996, and 63% of the related service revenues in 1997. The absolute dollar increases are due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base. The Company expects to make continued investments in its service organization in order to support the Company's customer installed base and anticipates that cost of services will increase in absolute dollars in future periods.

Operating Expenses

    Product Development and Engineering. Product development and engineering expenses increased from $5.5 million in 1995 to $10.4 million in 1996 to $16.8 million in 1997, representing 22%, 18% and 19% of total revenues in 1995, 1996 and 1997, respectively. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities and consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in absolute dollars was primarily attributable to an increase in personnel and related overhead costs as well as consulting expenses. The Company currently anticipates that product development and engineering expenses will increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

    Sales and Marketing. Sales and marketing expenses increased from $9.0 million in 1995 to $20.4 million in 1996 to $38.1 million in 1997, representing 36% of total revenues in 1995 and 1996 and 43% of total revenues in 1997. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the expansion of the Company's worldwide sales and marketing organization, higher sales commissions associated with increased revenue and increased marketing activities. The increase in sales and marketing expenses as a percentage of total revenues for 1997 compared to 1996 reflects the significant investment that the Company made during 1997 to expand both its direct sales force and other distribution channels. The Company intends to continue to invest substantial resources in expanding its direct sales force, both domestic and international, expanding its other distribution channels, and conducting marketing programs to support existing and new product offerings. Accordingly, sales and marketing expenses are expected to increase in absolute dollars in future periods.

    General and Administrative. General and administrative expenses increased from $2.3 million in 1995 to $4.9 million in 1996 to $7.9 million in 1997, representing 9% of total revenues in 1995, 1996 and 1997. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. The increase in dollar amount was due primarily to increases in personnel, related overhead costs and expenses related to the Company's infrastructure expansion. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company continues to expand its infrastructure.

    Merger costs. The Company incurred $1.1 million of one time merger related expenses in 1996 in connection with the acquisition of Metropolis Software, Inc.

    Interest and Other Income (Expense), net. Interest and other income (expense) , net represents interest income earned on the Company's cash, cash equivalents and short and long term investment, and other items including foreign exchange gains and losses. The Company earned net interest income of $0.1 million, $1.6 million and $1.4 million in 1995, 1996 and 1997 respectively. Interest income earned on excess cash balances changed from $0.4 million in 1995 to $1.7 million in 1996 and $1.4 million in 1997. Such excess cash balances resulted primarily from the sale of common stock in November 1995 in an initial public offering which raised net proceeds of approximately $26.7 million.

    Provision for Income Taxes. The Company's effective tax rate for 1995, 1996 and 1997 was 8%, 10% and 37%, respectively. The Company's effective tax rate increased to 37% in 1997 primarily due to federal and state operating loss carryforwards having been recognized in 1996.

Variability of Quarterly Operating Results

    The Company's net revenues and operating results can vary, sometimes substantially, from quarter to quarter. In general, the Company's revenues, and in particular license fees, are relatively difficult to forecast for a number of reasons, including (i) the size and timing of individual license transactions,
(ii) the level of price and product competition, (iii) demand for the Company's products, (iv) the potential for deferral or delay of customer implementations of the Company's software, (v) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vi) changes in customer budgets, (vii) changes in pricing policies by the Company or its competitors, and (viii) seasonality of technology purchases and other general economic conditions.

    The Company's software products generally are shipped as orders are received. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. In addition, there has been and continues to be a trend toward larger enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close any expected individually significant transactions could cause the Company's revenues and operating results in a period to fall short of expectations, and could result in losses. In addition, since a significant portion of the Company's quarterly revenues are typically derived from non-recurring sales to a limited number of customers, revenues in any one quarter are not indicative of revenues in any future period.

    The Company believes the purchase of its products generally involves a significant commitment of capital because customers have tended to implement the products on a large scale and must establish certain minimum hardware capabilities. As a result, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse affect on the Company's business, operating results and financial condition.

    The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer buying patterns. In recent years, the Company has generally had stronger demand for its products during the quarters ending in June and December and weaker demand in the quarter ending in March. To the extent international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarter ending in September.

    The foregoing factors make estimating quarterly revenue and operating results prior to the end of a quarter uncertain. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. The Company plans to increase expenditures to fund continued build-up and expansion of international operations, a larger worldwide direct and indirect sales and marketing staff, development of new distribution and resale channels, greater levels of research and development, and broader customer service and support capability, although annual expenditures will depend upon ongoing results and evolving business needs. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's revenues, operating results and financial condition would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

    The following table sets forth unaudited consolidated statement of operations data for each of the eight quarters beginning January 1, 1996 and ending December 31, 1997. This information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information in accordance with generally accepted accounting principles. The business combination with Metropolis in 1996 was accounted for as a pooling of interests and the consolidated financial statements have been restated as if Metropolis had been combined for all periods presented.

    The Company's quarterly results have been in the past and may in the future be subject to fluctuations. Therefore, these results are not necessarily indicative of future quarterly results of operations.

                                                                       Quarters ended,
                                   ------------------------------------------------------------------------------------
                                   Mar. 31,   June 30,  Sept. 30,   Dec. 31,    Mar.31,  June 30,   Sept. 30,   Dec. 31,
                                     1996       1996       1996       1996       1997       1997       1997      1997
                                   -------    -------    -------    -------    -------    -------    -------    -------
                                                                  (in thousands except per share data)
Statement of Operations Data:
Revenues .......................   $ 8,954    $11,137    $17,001    $19,230    $19,360    $19,429    $21,891    $27,537
Gross Margin ...................   $ 6,784    $ 8,689    $13,603    $15,126    $14,863    $14,784    $16,553    $21,468
Net income .....................   $   868    $ 1,262    $ 3,169    $ 2,891    $ 1,953    $ 1,018    $   293    $   664
Diluted net income per share ...   $  0.04    $  0.06    $  0.15    $  0.13    $  0.09    $  0.05    $  0.01    $  0.03
Shares used in per share
   computations ................    21,485     21,581     21,720     22,284     22,071     21,744     22,269     22,167

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and investments totaled $36.4 million at December 31, 1997 representing about 42% of total assets. The Company has invested its cash in excess of current operating requirements in a portfolio of both taxable and tax-exempt investment grade securities. The investments have variable and fixed interest rates and short and long term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

    Net cash provided by operating activities was $3.9 million and $13.2 million in 1995 and 1996, respectively, and net cash used in operating activities was $2.7 million in 1997. Net cash used in operating activities in 1997 resulted primarily from an increase in accounts receivable, plus an increase in deferred income taxes partially offset by net income, depreciation and amortization, and increases in accounts payable, accrued payroll and related accruals, and other accrued liabilities. In 1996, net cash provided by operating activities consisted primarily of net income plus accounts payable, accrued liabilities and unearned revenue which was offset primarily by increases in accounts receivable and deferred income taxes. In 1995, net cash provided by operating activities consisted primarily of net income, accounts payable, accrued liabilities and deferred revenue offset primarily by increases in accounts receivable.

    The increase in accounts receivable corresponds to the overall growth in customer licensing activity offset by cash collections. Accounts receivable days sales outstanding ("DSO"), the ratio of the quarter-end accounts receivable balance to quarterly revenues, multiplied by 90, was 107 days as of December 31, 1997 compared to 84 days and 78 days as of December 31, 1996 and 1995, respectively. Since much of the Company's contracting activity is concentrated toward the end of each quarter and the Company provides extended payment terms to certain creditworthy customers, the Company believes that its DSO will continue to be elevated in future periods.

    Net cash used in investing activities was $1.1 million, $12.3 million and $17.3 million in 1995, 1996 and 1997, respectively, primarily reflecting net purchases of investments and purchases of property and equipment. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows.

    Net cash provided by financing activities was $25.8 million, $1.8 million and $6.1 million in 1995, 1996 and 1997, respectively. The net cash provided by financing activities in both 1997 and 1996 consisted primarily of the proceeds from the issuance of common stock pursuant to the Employee Stock Purchase Plan and the exercise of options granted under the Company's Stock Option Plans. The net cash provided by financing activities in 1995 consisted primarily of the proceeds from the issuance of common stock in conjunction with the Company's initial public offering.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 1997, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS 130 requires a separate financial statement showing changes in comprehensive income, and will require reclassification of all prior-period financial statements for comparative purpose. The company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

    In July 1997, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report certain information about operating segments, including certain information about their products, services, the geographic area in which they operate and their major customers. This statement supersedes FASB Statements Nos. 14, 18, 24 and 30. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

    Statement of Position (SOP) 97-2, "Software Revenue Recognition" was issued in October 1997 and amended in March 1998, and addresses software recognition matters primarily from a conceptual level and does not include specific implementation guidance. The SOP supersedes SOP 91-1 and is effective for transactions entered into by the Company after December 31, 1997. The SOP requires that if an arrangement to deliver software or a software system does not require significant production, modification, or customization of software, then revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable. Accordingly, upon adoption of SOP 97-2 (as amended), the Company will generally recognize license fee revenue upon product shipment provided there are no contingencies and collection is probable.

YEAR 2000

    "YEAR 2000" Issues. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

    The Company utilizes third party equipment and software that may not be "Year 2000" compliant. Failure of such third party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company is still assessing the impact the "Year 2000" issue will have on its products and internal information systems and will take appropriate corrective actions based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance.

    In addition, the "Year 2000" issue could impact the products that the Company sells. The Company is utilizing resources to identify, analyze, reprogram and test the products it sells for the "Year 2000" compliance. It is currently anticipated that all reprogramming efforts will be completed during fiscal 1998.

ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION

    The Company is aware of the issues associated with the forthcoming changes in Europe aimed at forming a European economic and monetary union (the "EMU"). One of the changes resulting from this union will require EMU member states to irrevocably fix their respective currencies to a new currency, the euro, on January 1, 1999. On that day, the euro will become a functional legal currency within these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the Franc or Deutsche Mark, and the euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro.

    The Company is still assessing the impact the EMU formation will have on both its internal systems and the products it sells. The Company will take appropriate corrective actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse affect on the Company's business, operating results and financial condition.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Balance Sheets of the Company as of December 31, 1996 and 1997 and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1997, together with the related notes and the report of Coopers & Lybrand L.L.P., independent accountants, are set forth in the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

                                  CLARIFY INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               Page
  Report of Independent Accountants .........................................................   28
  Consolidated Financial Statements:
    Consolidated Balance Sheets as of December 31, 1996 and 1997 ............................   29
    Consolidated Statements of Operations for each of the three years in the period
       ended December 31, 1997 ..............................................................   30
    Consolidated Statements of Stockholders' Equity for each of the three years in the
       period ended December 31, 1997 .......................................................   31
    Consolidated Statements of Cash Flows for each of the three years in the period
       ended December 31, 1997 ..............................................................   32
  Notes to Consolidated Financial Statements ................................................   33

  ------------------------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Clarify Inc.
San Jose, California

    We have audited the consolidated balance sheets of Clarify Inc. as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarify Inc. as of December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                   COOPERS & LYBRAND L.L.P.

San Jose, California
January 20, 1998,
except for Note 14 as to which the date is February 23, 1998

                                  CLARIFY INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        December 31
                                                                                 ------------------------
                                  ASSETS                                           1996            1997
                                                                                 --------        --------
Current assets:
    Cash and cash equivalents ............................................       $ 34,477        $ 20,744
    Short-term investments ...............................................          1,486          10,451
    Accounts receivable, net of allowance for doubtful accounts of $763 at
      December 31, 1996 and $1,310 at December 31, 1997 ..................         17,977          32,854
    Prepaid expenses and other current assets ............................          1,601           2,463
    Deferred income taxes ................................................          3,784           5,692
                                                                                 --------        --------
       Total current assets ..............................................         59,325          72,204
Property and equipment, net ..............................................          8,470           8,611
Long-term investments ....................................................          1,989           5,167
Other noncurrent assets ..................................................            900             849
                                                                                 --------        --------
       Total assets ......................................................       $ 70,684        $ 86,831
                                                                                 ========        ========

                               LIABILITIES

Current liabilities:
    Accounts payable .....................................................       $  3,920        $  5,047
    Accrued payroll and related accruals .................................          4,771           6,833
    Other accrued liabilities ............................................          2,124           4,269
    Income taxes payable .................................................            160           1,851
    Unearned revenue .....................................................         12,764          11,734
                                                                                 --------        --------
       Total current liabilities .........................................         23,739          29,734
                                                                                 --------        --------

Commitments (Note 7).

                           STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value:
    Authorized: 5,000 shares;
    Issued and outstanding: none
Common stock, $.0001 par value:
    Authorized: 55,000 shares;
    Issued and outstanding: 20,600 at December 31, 1996,
     and 21,335 at December 31, 1997 .....................................              2               2
Capital in excess of par value ...........................................         45,556          51,640
Unrealized holding gain on investments, net ..............................           --                22
Cumulative translation adjustment ........................................            (66)              6
Deferred compensation ....................................................           (112)            (65)
Retained earnings ........................................................          1,565           5,492
                                                                                 --------        --------
       Total stockholders' equity ........................................         46,945          57,097
                                                                                 --------        --------
          Total liabilities and stockholders' equity .....................       $ 70,684        $ 86,831
                                                                                 ========        ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  CLARIFY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    Years Ended December 31,
                                                           ----------------------------------------
                                                             1995            1996            1997
                                                           --------        --------        --------
Revenues:
  License fees .....................................       $ 15,749        $ 39,139        $ 59,214
  Services .........................................          9,148          17,183          29,003
                                                           --------        --------        --------
     Total revenues ................................         24,897          56,322          88,217
                                                           --------        --------        --------

Cost of revenues:
  License fees .....................................            759           1,409           2,400
  Services .........................................          5,714          10,711          18,149
                                                           --------        --------        --------
     Total cost of revenues ........................          6,473          12,120          20,549
                                                           --------        --------        --------
     Gross margin ..................................         18,424          44,202          67,668

Operating expenses:
  Product development and engineering ..............          5,547          10,384          16,777
  Sales and marketing ..............................          9,017          20,351          38,054
  General and administrative .......................          2,336           4,920           7,903
  Merger costs .....................................           --             1,061            --
                                                           --------        --------        --------
     Total operating expenses ......................         16,900          36,716          62,734
                                                           --------        --------        --------
     Operating income ..............................          1,524           7,486           4,934

Interest income ....................................            358           1,653           1,437
Interest expense ...................................           (249)             (9)             (6)
Other expense, net .................................           --              --              (127)
                                                           --------        --------        --------
   Income before provision
            for income taxes .......................          1,633           9,130           6,238
Provision for income taxes .........................            129             940           2,308
                                                           --------        --------        --------
           Net income ..............................       $  1,504        $  8,190        $  3,930
                                                           ========        ========        ========

Basic net income per share .........................       $   0.09        $   0.41        $   0.19
                                                           ========        ========        ========

Shares used in per share computation - basic .......         16,250          20,143          20,909
                                                           ========        ========        ========

Diluted net income per share .......................       $   0.09        $   0.38        $   0.18
                                                           ========        ========        ========

Shares used in per share computation - diluted .....         17,351          21,768          22,164
                                                           ========        ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                                  CLARIFY INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                Convertible
                                                              Preferred Stock              Common Stock           Capital
                                                           ----------------------      ---------------------     In Excess
                                                            Shares         Amount        Shares       Amount    of Par Value
                                                           -------      ---------      ------        -------    ------------
Balances December 31, 1994 .............................    11,117      $      1         2,993       $   --     $ 12,303
   Conversion of convertible
     preferred stock ...................................   (11,117)           (1)       11,117             1
   Issuance of common stock ............................                                 4,600             1       26,663
   Exercise of stock options ...........................                                 1,024                        149
   Net exercise of warrants ............................                                  155
   Common stock repurchased for cash ...................                                  (20)                        (1)
   Deferred stock option compensation ..................                                                              188
   Amortization of deferred stock
     option compensation ...............................
   Amortization of interest from
    warrants ...........................................                                                               14
   Change in unrealized holding gain
    on investments, net ................................
   Cumulative translation adjustment ...................
   Dividend distribution ...............................
   Net income ..........................................
                                                           -------      ---------      ------        -------    ------------
Balances, December 31, 1995 ............................      --            --         19,869             2       39,316
   Exercise of stock options ...........................                                  442                        224
   Employee stock purchases ............................                                  289                      1,845
   Amortization of deferred stock option compensation ..
   Forgiveness of notes payable
    to stockholders ....................................
Tax benefit from exercise of
  nonqualified stock options ...........................                                                            4,171
Cumulative translation adjustment ......................
   Net income ..........................................
                                                           -------      ---------     -------       -------     ------------
Balances, December 31, 1996 ............................                               20,600             2       45,556
Exercise of stock options ..............................                                  305                        436
   Employee stock purchases ............................                                  463                      3,370
   Amortization of deferred stock
    option compensation ................................
Common stock repurchased for cash ......................                                  (33)                       (23)
   Tax benefit from exercise of
     nonqualified stock options ........................                                                            2,301
Change in unrealized holding gain
   on investments, net .................................
Cumulative translation adjustment ......................
   Net income ..........................................
                                                           -------      ---------      ------        -------    ------------
Balances, December 31, 1997 ............................      --        $   --         21,335      $      2     $ 51,640
                                                           =======      =========      ======        =======    ============



                                                           Unrealized
                                                            Holding
                                                             Gain on      Cumulative      Deferred      Retained
                                                           Investments,   Translation    Stock Option   Earnings
                                                               Net        Adjustment     Compensation   (Deficit)     Total
                                                           ------------  ------------   -------------  ----------   ---------
Balances December 31, 1994 .............................   $     14      $     --       $    --        $ (7,950)     $  4,368
   Conversion of convertible
     preferred stock ...................................
   Issuance of common stock ............................                                                               26,664
   Exercise of stock options ...........................                                                                  149
   Net exercise of warrants ............................
   Common stock repurchased for cash ...................                                                                   (1)
   Deferred stock option compensation ..................                                   (188)
   Amortization of deferred stock
     option compensation ...............................                                       29                          29
   Amortization of interest from
    warrants ...........................................                                                                   14
   Change in unrealized holding gain
    on investments, net ................................         (14)                                                     (14)
   Cumulative translation adjustment ...................                        (5)                                        (5)
   Dividend distribution ...............................                                                (1,226)        (1,226)
   Net income ..........................................                                                 1,504          1,504
                                                           ------------  ------------   -------------  ----------   ---------
Balances, December 31, 1995 ............................       --              (5)         (159)       (7,672)         31,482
   Exercise of stock options ...........................                                                                  224
   Employee stock purchases ............................                                                                1,845
   Amortization of deferred stock option compensation ..                                      47                           47
   Forgiveness of notes payable
    to stockholders ....................................                                                                1,047
Tax benefit from exercise of
  nonqualified stock options ...........................                                                                4,171
Cumulative translation adjustment ......................                       (61)                                       (61)
   Net income ..........................................                                                 8,190          8,190
                                                           -----------  ------------   -------------  ----------     --------
Balances, December 31, 1996 ............................       --             (66)         (112)        1,565          46,945
Exercise of stock options ..............................                                                                  436
   Employee stock purchases ............................                                                                3,370
   Amortization of deferred stock
    option compensation ................................                                      47                           47
Common stock repurchased for cash ......................                                                                  (23)
   Tax benefit from exercise of
     nonqualified stock options ........................                                                                2,301
Change in unrealized holding gain
   on investments, net .................................          22                                                       22
Cumulative translation adjustment ......................                        72                          (3)            69
   Net income ..........................................                                                 3,930          3,930
                                                           ------------  ------------   -------------  ----------   ---------
Balances, December 31, 1997 ............................   $     22      $      6        $  (65)       $ 5,492      $  57,097
                                                           ============  ============   =============  ==========   =========


  The accompanying notes are an integral part of these consolidated financial

                                  CLARIFY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     Years Ended December 31,
                                                                                 1995          1996          1997
                                                                               --------      --------      --------
Cash flows from operating activities:
    Net income ...........................................................     $  1,504      $  8,190      $  3,930
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ......................................          847         1,750         4,666
      Provision for doubtful accounts ....................................          135           596           874
      Deferred income taxes ..............................................         --            (801)       (1,909)
      Loss on disposal of assets .........................................         --             133           271
      Other ..............................................................           (5)          (61)           67
      Changes in assets and liabilities:
         Accounts receivable .............................................       (3,362)      (11,441)      (15,913)
         Prepaids and other current assets ...............................         (303)         (663)         (707)
         Accounts payable ................................................          298         2,811         1,157
         Accrued payroll and related accruals ............................        1,508         2,777         2,085
         Other accrued liabilities .......................................          840         2,419         3,702
         Unearned revenue ................................................        2,405         7,462          (955)
                                                                               --------      --------      --------
      Net cash provided by (used in) operating activities ................        3,867        13,172        (2,732)
                                                                               --------      --------      --------

Cash flows from investing activities:
    Purchase of property and equipment ...................................       (2,005)       (8,048)       (5,092)
    Purchase of investments ..............................................         (972)       (5,470)      (22,695)
    Sale and maturities of investments ...................................        1,941         1,995        10,519
    Increase in other assets .............................................          (58)         (758)           (9)
                                                                               --------      --------      --------
      Net cash used in investing activities ..............................       (1,094)      (12,281)      (17,277)
                                                                               --------      --------      --------

Cash flows from financing activities:
    Payments of capital lease obligations ................................         (954)          (81)         --
    Proceeds from issuance of common stock, net ..........................       26,812         2,069         6,084
    Repurchases of common stock ..........................................           (1)         --            --
    Borrowings under (payments of) notes payable .........................          115          (215)         --
    Dividends paid .......................................................         (179)         --            --
                                                                               --------      --------      --------
      Net cash provided by financing activities ..........................       25,793         1,773         6,084
                                                                               --------      --------      --------

Net increase in cash and cash equivalents ................................       28,566         2,664       (13,925)
Effect of foreign exchange rate changes on cash ..........................         --            --             192
Cash and cash equivalents, beginning of year .............................        3,247        31,813        34,477
                                                                               --------      --------      --------
Cash and cash equivalents, end of year ...................................     $ 31,813      $ 34,477      $ 20,744
                                                                               ========      ========      ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest ...............................     $    187      $      9      $      6
                                                                               ========      ========      ========
    Cash paid during the year for taxes ..................................     $     60      $    464      $    233
                                                                               ========      ========      ========

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligations incurred in connection with
    equipment leases .....................................................     $     26
                                                                               ========
Change in unrealized holding gain on investments .........................     $    (14)                  $     22
                                                                               ========                   ========
Conversion of preferred stock to common stock ............................     $      2
                                                                               ========
Deferred compensation ....................................................     $    188
                                                                               ========
Dividend distribution in exchange for notes payable
to stockholders ..........................................................     $  1,047
                                                                               ========
Tax benefit from exercise of nonqualified stock options ..................                   $  4,171      $  2,301
                                                                                             ========      ========
Forgiveness of notes payable to stockholders .............................                   $  1,047
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

Use of Estimates

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

Cash and Cash Equivalents

    The Company considers cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Investments

    All investments are classified as available-for-sale and therefore are carried at fair market value. Substantially all investments are custodied with three major financial institutions. Unrealized holding gains and losses on such investments are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of such investments are reported in earnings and computed using the specific identification cost method.

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

Concentrations

    Cash and cash equivalents and investments are, for the most part, custodied with several major financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and, therefore, bear minimal risk.

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

Revenue Recognition

    License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products and fees from sublicenses of third party software products. The Company generally recognizes initial license fee revenues only after delivery and installation of software products, if there are no remaining significant post-installation obligations and if collection is deemed probable. If significant post-installation obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or, until acceptance has occurred. Sales of additional licenses to the Company's existing customers are generally recognized upon shipment. Service revenues consist primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed. See Note 13 for discussion of Statement of Position 97-2 titled "Software Revenue Recognition" and its impact on the Company's revenue recognition practice for transactions entered into after December 31, 1997.

Product Development and Engineering Expenditures

    Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company's products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development cost have therefore been expensed.

Property and Equipment

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

Income Taxes

    Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Computation of Net Income

    Net income per share has been computed in accordance with Statement of Financial Standards No. 128 "Earnings per Share." Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares and common equivalent shares outstanding during the period.

Foreign Currency Translation

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

Stock-Based Compensation

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

    Revenues and net income (loss) of the separate and combined companies are as follows (in thousands):

                        YEAR ENDED         THREE MONTHS ENDED
                        DECEMBER 31,            MARCH 31,
                           1995                   1996
                         --------               --------
Revenues:
   The Company .......   $ 20,946               $  7,784
   Metropolis ........      3,951                  1,170
                         --------               --------
       Combined ......   $ 24,897               $  8,954
                         ========               ========


Net income (loss):
   The Company .......   $  1,578               $    959
   Metropolis ........        (74)                   (91)
                         --------               --------
       Combined ......   $  1,504               $    868
                         ========               ========


4.   INVESTMENTS

Investments at December 31, 1996 and 1997 are summarized below (in thousands):

                                             1996                                      1997
                           ------------------------------------     -------------------------------------
                            MARKET       AMORTIZED   UNREALIZED      MARKET       AMORTIZED    UNREALIZED
                            VALUE          COST        GAINS          VALUE          COST         GAINS
                           -------      ----------   ----------      ------       ---------    ----------
Debt Securities:
US Government Agency
Securities ..............  $ 2,984       $ 2,984          --         $ 3,002       $ 3,000       $     2
Commercial paper ........      491           491          --            --            --            --
Municipal Bonds .........     --            --            --          12,616        12,596            20
                           -------      ----------   ----------      -------      ---------    ----------

                           $ 3,475       $ 3,475       $  --         $15,618       $15,596       $    22
                           =======      ==========   ==========      =======      =========    ==========

    Investments classified as short-term have scheduled maturities of less than one year, while investments classified as long-term have scheduled maturities from one to three years.

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands


                                                      DECEMBER 31,
                                              ------------------------
                                                1996              1997
                                              --------        ---------
          Leasehold improvements ......       $  1,812        $  2,242

          Equipment ...................          8,156           9,710
          Furniture and fixtures ......          1,370           2,750
          Purchased software ..........            392             967
                                              ------------------------

                                                11,730          15,669
          Less accumulated depreciation         (3,260)         (7,058)
                                              --------        --------
                                              $  8,470        $  8,611
                                              ========        ========


6.   NOTES PAYABLE TO STOCKHOLDERS

    The notes payable to Metropolis stockholders were nonrecourse promissory notes bearing interest at 6.5%. The loans principally arose from Metropolis' obligation to pay out its net earnings in dividends to the shareholders. The principal and interest had no specified due date. On March 19, 1996, the stockholders agreed to contribute the entire balance, including principal and interest payment obligations, as capital of the Company.

7.  COMMITMENTS

    The Company leases its principal operating facility and off-site sales offices under operating leases expiring no later than 2004. Future minimum rental payments under these leases, as of December 31, 1997 are as follows (in thousands):

               YEARS ENDING DECEMBER 31,
               -------------------------
     1998......................................     $ 3,197
     1999......................................       2,753
     2000......................................       2,420
     2001......................................       2,289
     2002......................................         411
     Thereafter................................         705
                                                    --------
                                                    $11,775
                                                    =======

    Rent expense was approximately $906,000, $1,773,000 and $4,150,000 in 1995,
1996 and 1997, respectively.

8.  STOCKHOLDERS' EQUITY

Stock Split

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

Shareholder Rights Plan

    In June 1997, the Company's Board of Directors adopted a Shareholder Rights Plan (the Rights Plan) in which preferred stock purchase rights will be distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on June 30, 1997. The Company adopted the plan to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares. The Rights Plan, which expires on June 13, 2007, will not prevent takeovers, but it is designed to deter coercive takeover tactics and to encourage anyone attempting to acquire the Company to first negotiate with the Board.

    Each Right will entitle stockholders to buy one-one thousandths of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $95.00. The Rights will be exercisable only if a person or group, other than an exempted person, makes a tender offer for, or acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock.

    If any person other than an exempted person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to twice the then current exercise price. In addition, if after a person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a market value equal to twice the then current exercise price.

    The Company's Board of Directors will generally be entitled to redeem the Rights at $.01 per Right at any time prior to a person or group acquiring 15% or more of the Company's Common Stock.

Employee Stock-Based Compensation Plans

1995 Stock Option/Stock Issuance Plan

    At December 31, 1997, approximately 3,443,000 shares of common stock were authorized for issuance under the Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") which serves as the successor equity incentive program to the Company's 1991 Stock Option/Stock Issuance Plan (the "1991 Plan"). The 1995 Plan will terminate on September 13, 2005, unless sooner terminated by the Board of Directors.

    The 1995 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals may, at the discretion of the Plan Administrator, be granted incentive or non-statutory stock options to purchase shares of common stock at an exercise price not less than 85% of their fair market value on the grant date, (ii) the Stock Issuance Program under which individuals may, at the Plan Administrator's discretion, be issued shares of common stock directly either by the purchase of such shares at a price not less than 85% of their fair market value at the time of issuance or in consideration of the past performance of services and (iii) the Automatic Option Grant program under which non-statutory stock option grants will be automatically made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date. Options are exercisable at times and in increments as specified by the Plan Administrator and generally expire in ten years.

    On May 9, 1997, the compensation Committee of the Board of Directors approved the repricing of certain outstanding stock options under the Company's 1995 Stock Option/Stock Issuance Plan with an exercise price in excess of the fair market value on May 9, 1997. Each employee, officers or directors who elected prior to May 9, 1997 to participate in the repricing program received a new option with an exercise price of $13.50 per share (the fair market value on May 9, 1997). Each repriced option retained its original vesting schedule except that no portion of the option could be exercised prior to December 9, 1997 and no vesting accrued between May 9, 1997 and December 9, 1997. Certain options granted within 12 months of May 9, 1997 were subject to a longer vesting schedule. Approximately 1,008,000 stock options were repriced pursuant to this program.


    The share reserve for the 1995 Plan automatically increases on the first trading day in each of the 1996 (1,048,244 shares reserved), 1997 (1,158,579 shares reserved), 1998, 1999 and 2000 calendar years by the number of shares equal to five percent of the total number of shares of the Company's common and common stock equivalents outstanding on December 31 of the immediately preceding calendar year.

Activity under these plans is as follows (in thousand, except per share amounts):

                                                                   OPTIONS OUTSTANDING
                                                       -----------------------------------------
                                           SHARES       NUMBER OF     EXERCISE
                                         AVAILABLE        SHARES        PRICE              TOTAL
                                         ---------     ----------     ------------     ----------
          Balances, December 31, 1994      624,919      1,949,621     $ .08-$4.30             536
           Shares reserved .........       433,334
           Options granted .........    (1,050,148)     1,050,148     $ .23-$13.81          2,581
           Options exercised .......                   (1,024,376)    $ .08-$1.13            (149)
           Options canceled ........       141,989       (141,989)    $ .11-$3.56             (76)
                                         ---------     ----------                      ----------
          Balances, December 31, 1995      150,094      1,833,404     $ .08-$13.81          2,892
           Shares reserved .........     1,048,244
           Options granted .........    (1,365,829)     1,365,829     $ .30-$57.00         36,138
           Options exercised .......                     (442,143)    $ .08-$11.50           (224)
           Options canceled ........       188,136       (188,136)    $ .11-$48.25         (2,469)
                                         ---------     ----------                      ----------
          Balances, December 31, 1996       20,645      2,568,954     $ .08-$57.00         36,337
           Shares reserved .........     1,158,579
           Options granted .........    (2,276,729)     2,276,729     $7.00-$51.50         31,294
           Options exercised .......                     (305,025)    $ .08-$15.00           (434)
           Options canceled ........     1,351,766     (1,351,766)    $ .23-$57.00        (36,244)
                                         ---------     ----------                      ----------
          Balances, December 31, ...       254,261      3,188,892     $ .08-$34.50     $   30,953
          1997                           =========      =========                      ==========



    At December 31, 1997, approximately 92,000 shares of common stock issued under the 1991 Plan were subject to repurchase.

Employee Stock Purchase Plan

    At December 31, 1997, the Company had a total of approximately 610,000 shares of common stock reserved for future issuance under its Employee Stock Purchase Plan (the ESPP). The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The plan consists of four six-month purchase periods in each two year offering period. Employees purchase stock at 85% of the market value at either the beginning of the offering period or at the end of the purchase period, whichever price is lower. No participant may purchase more than $25,000 worth of common stock in any calendar year. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. During 1996 and 1997 approximately 289,000 and 463,000 shares, respectively, were sold through the ESPP.

Stock-Based Compensation

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." If compensation cost for the 1995 Plan and the ESPP had been determined based on the fair value on the grant dates for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income
(loss) and diluted net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                               1995        1996       1997
                                                            ---------   ---------  ---------
     Pro forma net income (loss).......................     $   1,271   $   6,398  $    (849)
                                                            =========   =========  ==========

     Pro forma  diluted net income (loss) per share ...     $    0.07   $    0.30  $   (0.04)
                                                             =========   =========  ==========




    Pro forma net income (loss) reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost under SFAS 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of generally four or five years and compensation cost for options granted prior to January 1, 1995 is not considered.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

                                 1995        1996        1997
                                 ----        ----        ----
   Risk free interest rate....   6.00%       6.00%       5.74%
   Expected life (yrs)........      4           4           4
   Volatility.................   0.55        0.55        0.55
   Dividends yield............   0.00        0.00        0.00



    For the period prior to the Company's IPO, volatility for purposes of the SFAS No. 123 computation was 0.0%

    The fair value of employees' stock purchase rights under the ESPP was estimated using the Black- Scholes model with the following assumptions:


                                 1995        1996        1997
                                 ----        ----        ----
   Risk free interest rate...   6.00%       6.00%       5.74%
   Expected life (mths)......   6 and 12    6 and 12    6 and 12
   Volatility................   0.55        0.55        0.55
   Dividends yield...........   0.00        0.00        0.00

    A summary of the status of the company's 1995 Stock Option Plan as of December 31,1995, 1996 and 1997 and changes during the years ending on those dates is presented below:

                                                     1995                         1996                            1997
                                            -----------------------     --------------------------     --------------------------
                                                           Weighted                       Weighted                       Weighted
                                                           Average                        Average                        Average
                                                           Exercise                       Exercise                       Exercise
                                               Shares       Price          Shares          Price           Shares          Price
                                            -----------    ---------     ----------     -----------     -----------    -----------
    Outstanding at beginning of year ...     1,949,621     $  0.26        1,833,404     $     1.57        2,568,954    $    14.14
    Granted ............................     1,050,148        2.46        1,365,829          26.46        2,276,729         13.74
    Exercised ..........................    (1,024,376)        .14         (442,143)          0.51         (305,025)         1.42
    Cancelled ..........................      (141,989)        .55         (188,136)         13.12       (1,351,766)        26.81
                                             ---------                    ---------                       ---------
    Outstanding at the end of year .....     1,833,404        1.57        2,568,954          14.14        3,188,892          9.71
                                             =========                    =========                       =========

    Weighted-average fair value of
     options granted during the year ...                   $  1.19                      $    12.82                     $     5.88

    The following information applies to options outstanding at December 31, 1997:

                           Options Outstanding                          Options Currently Exercisable
         -------------------------------------------------------------  -----------------------------
                                              Weighted        Weighted                   Weighted
                                               Average         Average                    Average
             Exercise          Number          Remaining      Exercise     Number        Exercise
               Prices       Outstanding   Contractual Life     Price     Exercisable        Price
         ---------------    -----------   ----------------    --------   -----------     ---------
          $0.08 -  $1.88      561,818            6.9           $  0.53      561,818      $   0.53
          $3.56 - $10.88      624,394            8.3           $  5.88      383,042      $   4.01
         $11.00 - $11.50      569,622            9.5           $ 11.20       36,361      $  11.49
         $11.75 - $13.81    1,092,425            9.3           $ 13.43       62,367      $  13.51
         $13.88 - $34.50      340,633            9.0           $ 17.41       58,864      $  19.24
                            ---------                                     ---------
          $0.08 - $34.50    3,188,892            8.7           $  9.71    1,102,452      $   3.83
                            =========                                     =========


9.  INCOME TAXES

    The components of the provision for income taxes are as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                     1995         1996           1997
                                                    -------     -------      ----------

    Federal - Current payable.....................  $  115      $   152       $  3,185
    Federal - Deferred............................     --         3,172           (802)
    State - Current payable.......................      14            5            452
    State - Deferred..............................     --           612           (142)
    Foreign - Deferred............................     --            --           (961)
    Valuation allowance...........................     --        (3,001)           576
                                                    ------      -------       --------
    Provision for income tax......................  $  129      $   940       $  2,308
                                                    ======      =======       ========


    The Company's effective tax rate differs from the 34% statutory tax rate as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                    1995       1996       1997
                                                    ----       ----       ----

   Federal statutory rate.................          34 %        34 %      34 %
   State tax, net of federal  benefit.....           6 %         6 %       5 %
   Permanent differences..................           2 %         3 %      (3)%
   Tax credits utilized...................          (6)%        (4)%      (4)%
   Utilization of net operating losses....         (42)%       (19)%       --
   Change in valuation allowance..........          10 %       (14)%       9 %
   Other..................................           4 %         4 %      (4)%
                                                    ----        ----      ----
                                                     8 %         10%       37%
                                                    ====        ====      ====

    The significant components of deferred tax assets are as follows (in thousands):

                                                          DECEMBER 31,
                                                    ---------------------
                                                       1996        1997
                                                    --------    ---------
    Net operating loss carryforward...............  $  1,675    $    961
    Tax credit carryforwards......................     1,016       1,360
    California capitalized research and
    development costs.............................       124          35
    Account receivable allowance..................       503         862
    Accrued expense...............................       --        1,102
    Accrued vacation..............................       188         332
    Other.........................................       278         464
    Valuation allowance...........................        --         576
                                                    --------    --------
    Net deferred tax asset........................  $  3,784    $  5,692
                                                    ========    ========


    The Company has not recorded a valuation allowance for those deferred tax assets that management believes are more likely than not to be realized through taxable income in the carryback period or through future taxable income. However, at December 31, 1997, a valuation allowance of approximately $576,000 has been recorded. This valuation allowance is provided because of the uncertainty regarding realization of certain foreign tax net operating losses as a result of the limited profitable operating history in certain foreign tax jurisdictions.

    The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options. The benefit, which totaled $4,171,000 in 1996, and $2,301,000 in 1997 was credited directly to additional paid-in capital.

    At December 31, 1997 the composition of tax carryforwards is as follows (in thousands):

                                              FEDERAL      STATE    FOREIGN
                                             --------      -----    -------

      Net operating loss carryforward.....    $ --          $ --     $   96

      R&D credit carryforward.............     1,129         231         --


    The foreign net operating loss and credit carryforwards will expire between 1999 and 2012 for both federal and state income tax purposes if not used before such time to offset future taxable income or taxes payable.

10.  NET INCOME PER SHARE

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share calculations is provided as follows (in thousands, except per share amounts):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                               1995         1996          1997
                                                                            ----------    --------     ---------

          NUMERATOR - BASIC AND DILUTED
          Net Income ...................................................   $    1,504    $   8,190      $  3,930
                                                                           ==========    =========      ========
          Net income available to common stockholders ..................   $    1,504    $   8,190      $  3,930
                                                                           ==========    =========      ========
          DENOMINATOR
          Weighted average common shares outstanding ...................       16,250       20,143        20,909
          Effect of dilutive securities common stock option ............        1,101        1,625         1,255
                                                                               ------        -----        -----

          Weighted average common shares and equivalents outstanding ...       17,351       21,768        22,164
                                                                            ==========    ========     =========
          Diluted earnings per  share ..................................    $     0.09    $   0.38     $    0.18
                                                                            ==========    ========     =========

11.  GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER

    The Company operates in a single industry segment encompassing the design, development, marketing and technical support for front-office automation software.

    In 1995, one customer accounted for approximately 10% of total revenues. No one customer accounted for more than 10% of total revenues in 1996 and 1997.

    International total revenue, primarily in Europe, Canada, Mexico and the Pacific region, was insignificant in 1995. In 1996 and 1997 international revenue accounted for approximately 15% and 10% of total revenue respectively.

12.  RETIREMENT PLAN

    Effective August 1991, the Company began a voluntary 401(k) plan covering substantially all employees. The plan provides for discretionary employer contributions. No employer contributions were made or authorized in 1995, 1996 or 1997.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

    In July 1997, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS 130 requires a separate financial statement showing changes in comprehensive income, and will require reclassification of all prior-period financial statements for comparative purpose. The company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

    In July 1997, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report certain information about operating segments, including certain information about their products, services, the geographic area in which they operate and their major customers. This statement supersedes FASB Statements Nos. 14, 18, 24 and 30. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

    Statement of Position (SOP) 97-2, "Software Revenue Recognition" was issued in October 1997 and amende in March 1998, and addresses software recognition matters primarily from a conceptual level and does not include specific implementation guidance. SOP 97-2 supersedes SOP 91-1 and is effective for transactions entered into by the Company after December 31, 1997. SOP 97-2 requires that if an arrangement to deliver software or a software system does not require significant production, modification, or customization of software, then revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable. Accordingly, upon adoption of SOP 97-2 (as amended), the Company will generally recognize license fee revenue upon product shipment provided there are no contingencies and collection is probable.

14. SUBSEQUENT EVENTS

    In March 1998, the Compensation Committee of the Company's Board of Directors granted a non-statutory option to purchase 400,000 shares of the Company's common stock to the Company's new President/CEO. This option was granted at fair market value and is subject to terms and conditions substantially equivalent to those applicable to options granted under the Company's 1995 Plan. Upon certain changes in control, the option will vest as if the optionee had been service an additional twelve (12) months on the date of the change in control.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III
    Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of this fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 1998 Annual Meeting of Stockholders proposed to be held on June 4, 1998 and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning the Company's directors and executive officers required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the headings "Election of Directors" and "Management," respectively.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Election of Directors" and "Ownership of Securities."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Certain Transactions."

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements.

    The following consolidated financial statements of Clarify Inc. are included in Item 8:


                                                                  PAGE
                                                                  ----
       Report of Independent Accountants......................     28
       Consolidated Balance Sheets at December 31, 1996 and
       1997...................................................     29
       Consolidated Statements of Operations for the years
       ended December 31, 1995, 1996 and 1997.................     30
       Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 1995, 1996 and 1997.......     31
       Consolidated Statement of Cash Flows for the years
       ended December 31, 1995, 1996 and 1997.................     32
       Notes to Consolidated Financial Statements.............     33

    2. Consolidated Financial Statements Schedules

    The following consolidated financial statement schedule is included in Item 14(d):

    Schedule II -- Valuation and Qualifying Accounts (reference Page 47).

    3. Exhibits.


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

10.8(1) Master Equipment Lease Agreement by and between Venture Leasing Assoc. and the Registrant, dated May 7, 1991

10.9(1) Master Equipment Lease Agreement by and between Phoenix Leasing Incorporated and the Registrant, dated June 30, 1993

10.10    Offer Letter dated February 23,1998 between Anthony Zingale and Clarify
         Inc.

10.11    Stock Option Agreement between Anthony Zingale and Clarify Inc.

21.1(1)  Subsidiaries of the Registrant

24.1     Power of Attorney (reference Page 48)

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

    (c)  Exhibits
         See (a)(3) above.

    (d)  Financial Statement Schedule.
         See (a)(2) above.

                   INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

    Our report on the financial statement of Clarify Inc. is included on page 28 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 44 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basis financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                            COOPERS & LYBRAND L.L.P.



San Jose, California
January 20, 1998

                                                                     SCHEDULE II

                                  CLARIFY INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)


                                             BALANCE AT  ADDITIONS,    DEDUCTIONS    BALANCE AT
                                             BEGINNING   COSTS AND        AND          END OF
              DESCRIPTION                    OF PERIOD   EXPENSES      WRITE-OFFS      PERIOD
------------------------------------------   ---------   ---------    -----------   -----------
Year ended December 31, 1995
    Allowance for doubtful accounts ......       $274       $135        $190          $219
                                                  ====       ====        ====          ====
Year ended December 31, 1996
    Allowance for doubtful accounts ......       $219       $596         $52          $763
                                                  ====       ====         ===          ====
Year ended December 31, 1997
    Allowance for doubtful accounts ......       $763       $874        $327        $1,310
                                                  ====       ====        ====        ======

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on this 26th day of March, 1998.

                             CLARIFY INC.

                             By:/s/ ANTHONY ZINGALE
                                -----------------------------------------
                                Anthony Zingale
                                President and Chief Executive Officer

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Stamm and Anthony Zingale and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURE                             TITLE                                  DATE
------------------------------------    ---------------------------------          ---------------

/s/  ANTHONY ZINGALE                    President, Chief Executive Officer          March 26, 1998
------------------------------------    (Principal Executive Officer) and
Anthony Zingale                         Director


/s/  DEVIN WANDLESS                     Corporate Controller                        March 26, 1998
------------------------------------    (Principal Financial and Accounting
Devin Wandless                          Officer)


/s/  DAVID A. STAMM                     Chairman of the Board                       March 26, 1998
------------------------------------
David A. Stamm

/s/  JAMES L. PATTERSON                 Director                                    March 26, 1998
-------------------------------
James L. Patterson

/s/  THOMAS H. BREDT                    Director                                    March 27, 1998
-------------------------------
Thomas H. Bredt

/s/  MARY JANE ELMORE                   Director                                    March 26, 1998
-------------------------------
Mary Jane Elmore

/s/  FREDERICK FLUEGEL                  Director                                    March 30, 1998
-------------------------------
Frederick Fluegel

                                            INDEX TO EXHIBITS


                                                                SEQUENTIALLY
                                                                   NUMBERED
                                                                     PAGE
                                                                ------------
 3.1 (1)  Certificate of Incorporation of the Registrant, as amended to date
 3.2 (1)  Bylaws of the Registrant, as amended to date
 4.1 (1)  Specimen Common Stock certificate
 4.2 (1)  Restated Investor Rights Agreement, dated March 7, 1994, among the Registrant and the investors and the founders named therein
10.1 (1)  Form of Indemnification Agreement
10.2 (1)  1991 Stock Option/Stock Issuance Plan
10.3 (2)  1995 Stock Option/Stock Issuance Plan
10.4 (2)  Employee Stock Purchase Plan
10.5 (1)  Loan and Security Agreement between Silicon Valley Bank and
          Clarify Inc
10.6 (1) Lease by and between Orchard Investment Company Number 6.9 and Clarify Inc. dated March 16, 1992, as amended by the First Amendment to Lease, dated February 28, 1995
10.7 (1) Master Equipment Lease Agreement by and between Costella Kirsch/GATX Partnership No. 1 and the Registrant, dated
          February 18, 1992
10.8 (1) Master Equipment Lease Agreement by and between Venture Leasing Assoc. and the Registrant, dated May 7, 1991
10.9 (1) Master Equipment Lease Agreement by and between Phoenix Leasing Incorporated and the Registrant, dated June 30, 1993
   10.10  Offer Letter dated February 23,1998 between Anthony Zingale and Clarify Inc.
   10.11  Stock Option Agreement between Anthony Zingale and Clarify Inc.
21.1 (1)  Subsidiaries of the Registrant                                   50
    24.1  Power of Attorney                                                48
    27.1  Financial Data Schedule

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