Form 10-Q
period 1998-03-31
CLARIFY INC
filed 1998-05-15
CIK 1000782

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

                                 (408) 573-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

                             HTTP://WWW.CLARIFY.COM
                    (REGISTRANT'S HOME PAGE ON THE INTERNET)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 1, 1998 there were 21,679,742 shares of the Registrant's $0.0001 par value Common Stock outstanding.

================================================================================

                                  CLARIFY INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                   PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets at March 31,
        1998 and December 31, 1997.........................     3

        Condensed Consolidated Statements of Operations
        for the three months ended March 31, 1998
        and 1997...........................................     4

        Condensed Consolidated Statements of Cash Flows
        for the three months ended March 31, 1998
        and 1997...........................................     5

        Notes to Condensed Consolidated Financial
        Statements.........................................     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................    8

                    PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................   20

Signature...................................................   22

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  CLARIFY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 28,542       $ 20,744
  Short-term investments....................................     8,254         10,451
  Accounts receivable, net of allowance for doubtful
     accounts of $1,384 at March 31, 1998 and $1,310 at
     December 31, 1997......................................    29,429         32,854
  Prepaid expenses and other current assets.................     2,125          2,463
  Deferred income taxes.....................................     5,692          5,692
                                                              --------       --------
          Total current assets..............................    74,042         72,204
Property and equipment, net.................................     8,893          8,611
Long-term investments.......................................     3,148          5,167
Other noncurrent assets.....................................       790            849
                                                              --------       --------
          Total assets......................................  $ 86,873       $ 86,831
                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payables.........................................  $  4,594       $  5,047
  Accrued payroll and related accruals......................     7,947          6,833
  Other accrued liabilities.................................     4,284          4,269
  Income taxes payable......................................     1,735          1,851
  Deferred revenue..........................................    10,399         11,734
                                                              --------       --------
          Total current liabilities.........................    28,959         29,734
                                                              --------       --------
Stockholders' equity:
  Common stock, $.0001 par value:
     Authorized: 55,000 shares; issued and outstanding:
      21,416 at March 31, 1998 and 21,335 at December 31,
      1997..................................................         2              2
  Capital in excess of par value............................    51,751         51,640
  Unrealized holding gains on investments, net..............        17             22
  Cumulative translation adjustment.........................         5              6
  Deferred compensation.....................................       (53)           (65)
  Retained earnings.........................................     6,192          5,492
                                                              --------       --------
          Total stockholders' equity........................    57,914         57,097
                                                              --------       --------
          Total liabilities and stockholders' equity........  $ 86,873       $ 86,831
                                                              ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Revenues:
  License fees..............................................  $ 16,132    $ 13,008
  Services..................................................     8,767       6,352
                                                              --------    --------
          Total revenues....................................    24,899      19,360
Cost of revenues:
  License fees..............................................       664         520
  Services..................................................     5,021       3,977
                                                              --------    --------
          Total cost of revenues............................     5,685       4,497
                                                              --------    --------
          Gross Margin......................................    19,214      14,863
                                                              --------    --------
Operating expenses:
  Product development and engineering.......................     4,610       3,593
  Sales and marketing.......................................    11,582       7,017
  General and administrative................................     2,303       1,515
                                                              --------    --------
          Total operating expenses..........................    18,495      12,125
                                                              --------    --------
          Operating income..................................       719       2,738
Interest and other income (expense), net....................       392         362
                                                              --------    --------
          Income before provision for income taxes..........     1,111       3,100
Provision for income taxes..................................       411       1,147
                                                              --------    --------
          Net income........................................  $    700    $  1,953
                                                              ========    ========
Basic net income per share..................................  $   0.03    $   0.09
                                                              ========    ========
Shares used in per share computation -- basic...............    21,371      20,668
                                                              ========    ========
Diluted net income per share................................  $   0.03    $   0.09
                                                              ========    ========
Shares used in per share computation -- diluted.............    22,447      22,071
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (IN THOUSANDS; UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash flows from operating activities:
  Net income................................................  $    700    $  1,953
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Depreciation and amortization..........................     1,150         865
     Provision for doubtful accounts........................       635          --
     Other..................................................        29          (7)
     Changes in assets and liabilities:
       Accounts receivable..................................     3,427      (2,522)
       Prepaids and other current assets....................       406         405
       Accounts payable.....................................      (455)       (529)
       Accrued payroll and related accruals.................     1,115        (634)
       Other accrued liabilities............................       (72)        844
       Unearned revenue.....................................    (1,944)     (2,779)
                                                              --------    --------
     Net cash provided by (used in) operating activities....     4,991      (2,404)
                                                              --------    --------
Cash flows from investing activities:
  Purchase of property and equipment........................    (1,502)     (1,097)
  Purchase of investments...................................    (2,851)     (5,500)
  Sale and maturities of investments........................     7,040       5,996
  Increase in other assets..................................        52        (217)
                                                              --------    --------
     Net cash provided by (used in) investing activities....     2,739        (818)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............       111         128
                                                              --------    --------
     Net cash provided by financing activities..............       111         128
                                                              --------    --------
Effect of foreign exchange rate changes on cash.............       (43)         88
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........     7,798      (3,006)
Cash and cash equivalents, beginning of period..............    20,774      34,447
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 28,542    $ 31,441
                                                              ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $     --    $      3
                                                              ========    ========
  Cash paid during the year for income taxes................  $    528    $     71
                                                              ========    ========
Supplemental disclosure of non-cash investing and financing
  activities:
  Change in unrealized holding gain on investments..........  $     (5)   $     --
                                                              ========    ========
  Forgiveness of notes payable to stockholders..............  $     --    $  1,047
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated balance sheets of Clarify Inc. and its subsidiaries ("Clarify" or the "Company") as of March 31, 1998 and December 31, 1997 and the related unaudited condensed consolidated statements of operations and cash flow for the three months ended March 31, 1998 and 1997 have been prepared on substantially the same basis as are the annual consolidated financial statements. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operation for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year.

     For software arrangements entered into after December 31, 1997, the Company will recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 supercedes SOP 91-1 "Software Revenue Recognition" and requires that if an arrangement to deliver software or a software system does not require significant production, modification, or customization of software, then revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable. Accordingly, the Company will generally recognize license fee revenue upon product shipment provided there are no contingencies and collection is probable.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flow for those periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

NOTE 2. COMPREHENSIVE INCOME

     Comprehensive income as defined by Statements of Financial Accounting Standards No 130, "Reporting Comprehensive Income," is net income plus direct adjustments to stockholders' equity.

     The following table reconciles comprehensive income to reported net income (in thousands):

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                             1998       1997
                                                            ------    --------
Comprehensive income:
  Net income..............................................  $ 700     $ 1,953
  Cumulative translation adjustment.......................     (1)        (28)
  Unrealized holding gains on investments, net of tax.....     (3)         --
                                                            -----     -------
          Total comprehensive income......................  $ 696     $ 1,925
                                                            =====     =======

                                  CLARIFY INC.

                                  (UNAUDITED)

NOTE 3. COMPUTATION OF NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares and common equivalent shares outstanding during the period. The following table reconciles the numerator and denominator used the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
Numerator - Basic and Diluted
Net income..............................................  $    700    $ 1,953
                                                          ========    =======
Net income available to common stockholders.............  $    700    $ 1,953
                                                          ========    =======
Denominator
Weighted average common shares outstanding..............    21,371     20,668
Effect of dilutive common stock options.................     1,076      1,403
                                                          --------    -------
Weighted average common shares and equivalents
  outstanding...........................................    22,447     22,071
                                                          ========    =======
Diluted net income per share............................  $   0.03    $  0.09
                                                          ========    =======

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results of Operations" in the Company's 1997 annual report on Form 10-K. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K and the quarterly reports on Form 10-Q. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

     Clarify Inc. ("Clarify" or the "Company"), founded in August 1990, is a leading developer and provider of integrated enterprise front office solutions. Clarify helps companies build service into every customer interaction, with solutions that automate call center, sales and marketing, technical support, field service and logistics, quality assurance and help desk processes. By uniting the entire virtual enterprise around the customer, Clarify allows companies attract, acquire and retain customers at significantly reduced costs. A variety of industries employ Clarify's solutions, including high-tech, health care, telecommunications, financial services and retail.

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

     In April 1996, the Company acquired Metropolis Software, Inc. ("Metropolis"), a sales force automation software provider. The Company issued approximately 663,000 shares of common stock for all of the shares of common stock of Metropolis in a transaction that was accounted for as a pooling of interests. The Company also assumed options to purchase Metropolis stock that remain outstanding as options to purchase the Company's common stock.

PERCENT OF TOTAL REVENUES

     The following tables sets forth for the three months ended March 31,1998 and 1997, the Company's Condensed Consolidated Statements of Income expressed as a percentage of total revenue:

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Revenues:
  License fees..............................................   64.8%     67.2%
  Services..................................................   35.2      32.8
                                                              -----     -----
          Total revenues....................................  100.0     100.0
Cost of revenues:
  License fees..............................................    2.6       2.7
  Services..................................................   20.2      20.5
                                                              -----     -----
          Total cost of revenues............................   22.8      23.2
                                                              -----     -----
          Gross Margin......................................   77.2      76.8
                                                              -----     -----
Operating expenses:
  Product development and engineering.......................   18.5      18.6
  Sales and marketing.......................................   46.5      36.2
  General and administrative................................    9.3       7.8
                                                              -----     -----
          Total operating expenses..........................   74.3      62.6
                                                              -----     -----
          Operating income..................................    2.9      14.2
Interest and other income (expense), net....................    1.6       1.8
                                                              -----     -----
          Income before provision for income taxes..........    4.5      16.0
Provision for income taxes..................................    1.7       5.9
                                                              -----     -----
          Net income........................................    2.8%     10.1%
                                                              =====     =====

  Revenues

     Total revenues increased from $19.4 million in the first quarter of 1997 to $24.9 million in the first quarter of 1998, representing an increase of 29% as a result of growth in both license fees and service revenues. The Company does not believe that the percentage increases in revenues achieved in current periods should be anticipated in future periods. International license fees accounted for approximately 4% and 29% of total license fee revenue for the three months ended March 31, 1997 and 1998, respectively. The Company's revenues are derived primarily from license fees, fees from sublicensing third-party software products and charges for services, including maintenance, consulting and training. License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicensing third-party software products. The Company recognizes initial license fee revenue and sales of additional licenses upon product shipment provided there are no contingencies and collection is probable, in accordance with Statement of Position 97-2 entitled "Software Revenue Recognition." Service revenues consist primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed. Consulting services consist primarily of implementation services related to the installation of the Company's software and generally do not require significant production, modification or customization to the underlying software code.

     License Fees. License fee revenues increased from $13.0 million in the first quarter of 1997 to $16.1 million in the first quarter of 1998, representing an increase of 24%. The growth in license fee revenues was due to increased market acceptance of the Company's existing products, continued enhancement and increased breadth of the Company's product offerings, increased follow on sales to existing customers, sales of the Company's products to new industry segments and increased sales as a result of the expansion of the

Company's direct sales force and marketing organization. Although the Company's customer base has grown as revenues have increased, on a yearly basis, significant portions of the Company's license fee revenues are typically derived from non-recurring sales to a limited number of customers. Accordingly, license fee revenues in any one period are not indicative of license fee revenues in any future period. Further, the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

     Services. Revenues from services increased from $6.4 million in the first quarter of 1997 to $8.8 million in the first quarter of 1998, representing an increase of 38%. The growth in service revenues was due to an increase in maintenance and maintenance renewals, consulting and training services associated with increased sales of the Company's applications. The Company expects revenues from services to increase in future periods as the customer installed base increases, though the percentage increases in service revenues achieved in prior periods should not be anticipated in future periods.

  Costs of Revenues

     Cost of License Fees. Cost of license fees increased from $0.5 million in the first quarter of 1997 to $0.7 million in first of quarter 1998, representing 4% of license fee revenues for the three months ended March 31, 1997 and 1998, respectively. Cost of license fees consists primarily of the costs of sublicensing third-party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expense as incurred. Cost of license fees includes no amortization of capitalized software development costs. Cost of license fees as a percentage of license fees may fluctuate from period to period due to the increased or decreased sale of royalty bearing software products. The increase in dollar amount is primarily due to the higher volumes of products shipped during the period and increases in royalties owed to third party software suppliers.

     Cost of Services. Cost of services increased from $4.0 million in the first quarter of 1997 to $5.0 million in the first quarter of 1998, representing 63% and 57% of the related service revenues for the three months ended March 31, 1997 and 1998, respectively. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. The absolute dollar increases are due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base. The Company expects to make continued investments in its service organization in order to support the Company's customer installed base and anticipates that cost of services will increase in absolute dollars in future periods.

  Operating Expenses

     Product Development and Engineering. Product development and engineering expenses increased from $3.6 million in the first quarter of 1997 to $4.6 million in the first quarter of 1998, representing, 19% of total revenues for the three months ended March 31, 1997 and 1998, respectively. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities and consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in absolute dollars was primarily attributable to an increase in personnel and related overhead costs as well as consulting expenses. The Company currently anticipates that product development and engineering expenses will increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

     Sales and Marketing. Sales and marketing expenses increased from $7.0 million in the first quarter of 1997 to $11.6 million in the first quarter of 1998, representing 36% and 47% of total revenues for the three months ended March 31, 1997 and 1998, respectively. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the expansion of the Company's worldwide sales and marketing organization, higher sales commissions associated with increased revenue and increased expenditures for marketing activities. The increase in sales and marketing expenses as a percentage of total revenues for the first quarter of 1998 compared to the first quarter of 1997 reflects the significant investment that the Company made to expand both its direct sales force and other distribution channels. The Company intends to continue to invest substantial resources in expanding its direct sales force, both domestic and international, expanding its other distribution channels, and conducting marketing programs to support existing and new product offerings. Accordingly, sales and marketing expenses are expected to increase in absolute dollars in future periods.

     General and Administrative. General and administrative expense consists principally of salaries and benefits, travel expenses, and related overhead costs for the finance, human resource and executive and administrative personnel of the Company. General and administrative expenses increased from $1.5 million in the first quarter of 1997 to $2.3 million in the first quarter of 1998, representing, 8% and 9% of total revenues for the three months ended March 31, 1997 and 1998, respectively The increase in dollar amount was due primarily to increases in personnel, related overhead costs, bad debt expense, and expenses related to the Company's infrastructure expansion. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company continues to expand its infrastructure.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net represents interest income earned on the Company's cash, cash equivalents and investments, and other items including foreign exchange gains and losses. Interest and other income (expense), net increased slightly to $392,000 in the first quarter of 1998 from $362,000 in the first quarter of 1997. This increase was primarily the result of foreign exchange gains offset by a slight decrease in interest income.

     Provision for Income Taxes. The Company's effective tax rate for the first quarter of 1997 and 1998 was 37%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments totaled $39.9 million at March 31, 1998 representing about 46% of total assets compared to $36.4 million at December 31, 1997, representing about 42% of total assets. The Company has invested its cash in excess of current operating requirements in a portfolio of both taxable and tax-exempt investment grade securities. The investments have variable and fixed interest rates and short and long term maturities. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

     Net cash used in operating activities was $2.4 million in the first quarter of 1997, and net cash provided by operating activities was $5.0 million in the first quarter of 1998. Net cash provided by operating activities for the three months ended March 31, 1998 was primarily attributable to a decrease in accounts receivable and net income after adjustment for depreciation and amortization expense, offset by deferred revenue and accounts payable.

     The change in accounts receivable corresponds to the overall growth in customer licensing activity offset by cash collections. Accounts receivable days sales outstanding ("DSO"), the ratio of the quarter-end accounts receivable balance to quarterly revenues, multiplied by 90, was 106 days as of March 31, 1998 compared to 107 days as of December 31, 1997 and 95 days as of March 31, 1997. Since much of the Company's contracting activity is concentrated toward the end of each quarter and the Company provides extended payment terms to certain creditworthy customers, the Company believes that its DSO may be elevated in future periods.

     Net cash used in investing activities was $0.8 million the first quarter 1997, and net cash provided by investing activities was $2.7 million in first quarter 1998. The 1998 increase was primarily from the sales and maturities of investments, partially offset by purchases of long and short-term investments and by the acquisition of property and equipment. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows.

     Net cash provided by financing activities consisted primarily of the proceeds from the issuance of common stock pursuant to the exercise of options granted under the Company's Stock Option Plans.

     The Company believes that cash generated from operations and its existing cash, cash equivalents and investment balances will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash. In the event that cash generated from operating activities may not be sufficient to meet future cash requirements, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

          CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. Other risks are presented elsewhere in this report and in the Company's 1997 annual report on Form 10-K.

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

     The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer buying patterns. In recent years, for example, the Company has generally had weaker demand in the quarter ending in March. To the extent international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarter ending in September.

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

  Dependence Upon Key Personnel

     The loss of the services of one or more of the Company's executive officers could have a material adverse affect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its key personnel. In addition, in the past there has been turnover in certain key positions in the Company, including Vice-President of Marketing and Vice-President of Customer Service and Support in February 1998, and Chief Financial Officer in August 1997. Furthermore, in March 1998, the Company's President and Chief Executive Officer, Dave Stamm, assumed the position of Chairman of the Board and a new President and Chief Executive Officer was named, and in April 1998, a new Chief Financial Officer was named. Additions of new and departures of existing personnel, particularly in key positions, could have a material adverse affect upon the Company's business, operating results and financial condition. The Company's future performance depends significantly upon the continued service and performance of these officers. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales, financial and managerial personnel. The Company recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase the total number of employees. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, financial and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales, financial and managerial personnel in the future.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

    NUMBER                             DESCRIPTION
    ------                             -----------
     1.0       Rights Agreement, dated as of June 13, 1997 between the
               Company and Harris Trust Company of California, including
               the Certificate of Designation of Series A Junior
               Participating Preferred Stock, Form of Right Certificate and
               Summary of Rights to Purchase Preferred Shares attached
               thereto as Exhibits A, B and C, respectively, which is
               incorporated by reference to the Form 8-A filed with the
               Securities and Exchange Commission on June 24, 1997.
     3.1(3)    Certificate of Incorporation of the Registrant, as amended to date
     3.2       Amended and Restated Bylaws of the Company which is
               incorporated by reference to the 8K filed with the
               Securities and Exchange Commission on June 25, 1997
     4.1(1)    Specimen Common Stock certificate
     4.2(1)    Restated Investor Rights Agreement, dated March 7, 1994,
               among the Registrant and the investors and founders named
               therein
    10.1(1)    Form of Indemnification Agreement
    10.2(1)    1991 Stock Option/Stock Issuance Plan
    10.3(2)    1995 Stock Option/Stock Issuance Plan
    10.4(2)    Employee Stock Purchase Plan
    10.5(1)    Loan and Security Agreement between Silicon Valley Bank and
               Clarify Inc.
    10.6(1)    Lease by and between Orchard Investment Company Number 6.9 and Clarify Inc. dated March 16, 1992, as amended by the
               First Amendment to Lease, dated 28-Feb-95
    10.7(1)    Master Equipment Lease Agreement by and between Costella
               Kirsch/GATXPartnership No. 1 and the Registrant, dated
               February 18, 1992
    10.8(1)    Master Equipment Lease Agreement by and between Venture
               Leasing Assoc. and the Registrant, dated May 7, 1991
    10.9(1)    Master Equipment Lease Agreement by and between Phoenix
               Leasing Incorporated and the Registrant, dated June 30, 1993
    10.10      Offer Letter dated February 23,1998 between Anthony Zingale and Clarify Inc.
    10.11      Stock Option Agreement between Anthony Zingale and Clarify
               Inc.
    27.0       Financial Data Schedule for the quarter ended March 31, 1998
               (included only in the copy of this report filed
               electronically with the Commission)
    27.1       Restated financial data schedules for the interim periods of
               1997 (included only with the copy of this report filed
               electronically with the Commission)
    27.2       Restated financial data schedules for the interim and annual periods of 1996 (included only with the copy of this report filed electronically with the Commission)
    27.3       Restated financial data schedule for the year ended December
               31, 1995 (included only with the copy of this report filed electronically with the Commission)

---------------
(1) Incorporated by reference from an Exhibit filed with the Company's Registration Statement on Form S-1 (File Number 33-97004) declared effective by the Securities and Exchange Commission on November 2, 1995.

(2) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File Number 33-98928) filed with the Securities and Exchange Commission on November 3, 1995.

     (b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Registrant during the first quarter of March 31, 1998.

     (c) EXHIBITS

     See (a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULE.

     See (a)(2) above.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 1998                        CLARIFY INC.
                                          (Registrant)

                                          By:      /s/ JAN A. PRAISNER

                                            ------------------------------------
                                            Jan A. Praisner
                                            Vice President and Chief Financial
                                            Officer (Duly Authorized Officer
                                            and Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
    NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
    -------    ------------------------------------------------------------  ------------
     1.0       Rights Agreement, dated as of June 13, 1997 between the
               Company and Harris Trust Company of California, including
               the Certificate of Designation of Series A Junior
               Participating Preferred Stock, Form of Right Certificate and
               Summary of Rights to Purchase Preferred Shares attached
               thereto as Exhibits A, B and C, respectively, which is
               incorporated by reference to the Form 8-A filed with the
               Securities and Exchange Commission on June 24, 1997.
     3.1(3)    Certificate of Incorporation of the Registrant, as amended to date
     3.2       Amended and Restated Bylaws of the Company which is
               incorporated by reference to the 8K filed with the
               Securities and Exchange Commission on June 25, 1997
     4.1(1)    Specimen Common Stock certificate
     4.2(1)    Restated Investor Rights Agreement, dated March 7, 1994,
               among the Registrant and the investors and founders named
               therein
    10.1(1)    Form of Indemnification Agreement
    10.2(1)    1991 Stock Option/Stock Issuance Plan
    10.3(2)    1995 Stock Option/Stock Issuance Plan
    10.4(2)    Employee Stock Purchase Plan
    10.5(1)    Loan and Security Agreement between Silicon Valley Bank and
               Clarify Inc.
    10.6(1)    Lease by and between Orchard Investment Company Number 6.9 and Clarify Inc. dated March 16, 1992, as amended by the
               First Amendment to Lease, dated 28-Feb-95
    10.7(1)    Master Equipment Lease Agreement by and between Costella
               Kirsch/ GATXPartnership No. 1 and the Registrant, dated
               February 18, 1992
    10.8(1)    Master Equipment Lease Agreement by and between Venture
               Leasing Assoc. and the Registrant, dated May 7, 1991
    10.9(1)    Master Equipment Lease Agreement by and between Phoenix
               Leasing Incorporated and the Registrant, dated June 30, 1993
    10.10      Offer Letter dated February 23,1998 between Anthony Zingale and Clarify Inc.
    10.11      Stock Option Agreement between Anthony Zingale and Clarify
               Inc.
    27.0       Financial Data Schedule for the quarter ended March 31, 1998
               (included only in the copy of this report filed
               electronically with the Commission)
    27.1       Restated financial data schedules for the interim periods of
               1997 (included only with the copy of this report filed
               electronically with the Commission)
    27.2       Restated financial data schedules for the interim and annual periods of 1996 (included only with the copy of this report filed electronically with the Commission)
    27.3       Restated financial data schedule for the year ended December
               31, 1995 (included only with the copy of this report filed electronically with the Commission)

---------------
(1) Incorporated by reference from an Exhibit filed with the Company's Registration Statement on Form S-1 (File Number 33-97004) declared effective by the Securities and Exchange Commission on November 2, 1995.

(2) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File Number 33-98928) filed with the Securities and Exchange Commission on November 3, 1995.