Form 10-Q
period 1998-06-30
CLARIFY INC
filed 1998-08-14
CIK 1000782

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26776

                            ------------------------

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

                                 (408) 573-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             HTTP://WWW.CLARIFY.COM
                    (REGISTRANT'S HOME PAGE ON THE INTERNET)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 1998 there were 21,721,277 shares of the Registrant's $0.0001 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CLARIFY INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:
          Condensed Consolidated Balance Sheets
          June 30, 1998 and December 31,1997..........................    3
          Condensed Consolidated Statements of Operations
          For the three and six months ended June 30, 1998 and 1997...    4
          Condensed Consolidated Statements of Cash Flows
          For the six months ended June 30, 1998 and 1997.............    5
          Notes to Condensed Consolidated Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8

                         PART II. OTHER INFORMATION

Item 4.   Submission of Matter to a Vote of Security Holders..........   20
Item 6.   Exhibits and Reports on Form 8-K............................   20

SIGNATURE.............................................................   22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  CLARIFY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                     ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 30,201      $ 20,744
  Short-term investments....................................     9,753        10,451
  Accounts receivable, net of allowance for doubtful
     accounts of $1,851 at June 30, 1998 and $1,310 at
     December 31, 1997......................................    32,022        32,854
  Prepaid expenses and other current assets.................     2,397         2,463
  Deferred income taxes.....................................     5,692         5,692
                                                              --------      --------
          Total current assets..............................    80,065        72,204
Property and equipment, net.................................     9,246         8,611
Long-term investments.......................................     3,640         5,167
Other noncurrent assets.....................................       774           849
                                                              --------      --------
          Total assets......................................  $ 93,725      $ 86,831
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payables.........................................  $  4,705      $  5,047
  Accrued payroll and related accruals......................     7,020         6,833
  Other accrued liabilities.................................     4,385         4,269
  Income taxes payable......................................     1,713         1,851
  Deferred revenue..........................................    14,403        11,734
                                                              --------      --------
          Total current liabilities.........................    32,226        29,734
                                                              --------      --------

Stockholders' equity:
  Common stock, $.0001 par value:
     Authorized: 55,000 shares; issued and outstanding:
      21,701 at June 30, 1998 and 21,335 at December 31,
      1997..................................................         2             2
  Capital in excess of par value............................    53,982        51,640
  Unrealized holding gain on investments, net...............        14            22
  Cumulative translation adjustment.........................       250             6
  Deferred compensation.....................................       (42)          (65)
  Retained earnings.........................................     7,293         5,492
                                                              --------      --------
          Total stockholders' equity........................    61,499        57,097
                                                              --------      --------
          Total liabilities and stockholders' equity........  $ 93,725      $ 86,831
                                                              ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
Revenues:
  License fees..................................  $ 19,624    $ 12,446    $ 35,756    $ 25,454
  Services......................................    10,202       6,983      18,969      13,335
                                                  --------    --------    --------    --------
     Total revenues.............................    29,826      19,429      54,725      38,789

Cost of revenues:
  License fees..................................       451         491       1,115       1,011
  Services......................................     6,397       4,154      11,418       8,131
                                                  --------    --------    --------    --------
     Total cost of revenues.....................     6,848       4,645      12,533       9,142
                                                  --------    --------    --------    --------
     Gross Margin...............................    22,978      14,784      42,192      29,647
                                                  --------    --------    --------    --------

Operating expenses:
  Product development and engineering...........     5,094       3,780       9,704       7,373
  Sales and marketing...........................    13,939       8,149      25,521      15,166
  General and administrative....................     2,433       1,568       4,736       3,083
                                                  --------    --------    --------    --------
     Total operating expenses...................    21,466      13,497      39,961      25,622
                                                  --------    --------    --------    --------
     Operating income...........................     1,512       1,287       2,231       4,025

Interest and other income, net..................       235         330         627         692
                                                  --------    --------    --------    --------
     Income before provision for income taxes...     1,747       1,617       2,858       4,717
Provision for income taxes......................       646         599       1,057       1,746
                                                  --------    --------    --------    --------
     Net income.................................  $  1,101    $  1,018    $  1,801    $  2,971
                                                  ========    ========    ========    ========

Basic net income per share......................  $   0.05    $   0.05    $   0.08    $   0.14
                                                  ========    ========    ========    ========

Shares used in per share computation -- basic...    21,602      20,776      21,475      20,668
                                                  ========    ========    ========    ========

Diluted net income per share....................  $   0.05    $   0.05    $   0.08    $   0.14
                                                  ========    ========    ========    ========

Shares used in per share
  computation -- diluted........................    22,462      21,744      22,364      21,939
                                                  ========    ========    ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash flows from operating activities:
  Net income................................................  $  1,801    $  2,971
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Depreciation and amortization..........................     2,681       1,770
     Provision for doubtful accounts........................     1,145          --
     Other..................................................        47           4
     Changes in assets and liabilities:
       Accounts receivable..................................       257      (1,323)
       Prepaids and other current assets....................       131         464
       Accounts payable.....................................      (345)     (1,871)
       Accrued payroll and related accruals.................       194        (968)
       Other accrued liabilities............................         8       1,800
       Deferred revenue.....................................     2,083      (2,504)
                                                              --------    --------
     Net cash provided by operating activities..............     8,002         343
                                                              --------    --------

Cash flows from investing activities:
  Purchase of property and equipment........................    (3,411)     (2,062)
  Proceeds from disposal of property and equipment..........        --          39
  Purchase of investments...................................    (7,770)    (12,136)
  Sale and maturities of investments........................     9,940       7,493
  Increase in other assets..................................        42        (269)
                                                              --------    --------
     Net cash used in investing activities..................    (1,199)     (6,935)
                                                              --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............     2,342       1,793
                                                              --------    --------
     Net cash provided by financing activities..............     2,342       1,793
                                                              --------    --------

Effect of foreign exchange rate changes on cash.............       312          (7)
                                                              --------    --------

Net increase (decrease) in cash and cash equivalents........     9,457      (4,806)
Cash and cash equivalents, beginning of period..............    20,744      34,477
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 30,201    $ 29,671
                                                              ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $     --    $      1
                                                              ========    ========
  Cash paid during the year for taxes.......................  $  1,194    $     66
                                                              ========    ========
Supplemental disclosure of non-cash investing and financing
  activities:
  Change in unrealized holding gain on investments, net.....  $     (8)   $     --
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated balance sheets of Clarify Inc. and its subsidiaries ("Clarify" or "Company") as of June 30, 1998 and December 31, 1997 and the related unaudited condensed consolidated statements of operations and cash flow for the six months ended June 30, 1998 and 1997 have been prepared on substantially the same basis as are the annual consolidated financial statements. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operation for the three months ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year.

     For software arrangements entered into after December 31, 1997, the Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 supercedes SOP 91-1 "Software Revenue Recognition" and requires that if an arrangement to deliver software or a software system does not require significant production, modification, or customization of software, then revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable. Accordingly, the Company will generally recognize license fee revenue upon product shipment provided there are no contingencies and collection is probable.

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

     The following table reconciles comprehensive income to reported net income (in thousands):

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                        --------------------      --------------------
                                         1998         1997         1998         1997
                                        -------      -------      -------      -------
Comprehensive income:
  Net income..........................  $ 1,101      $ 1,018      $ 1,801      $ 2,971
  Cumulative translation adjustment...      245           10          244          (18)
  Unrealized holding gain on
     investments, net of tax..........       (2)          --           (5)          --
                                        -------      -------      -------      -------
          Total comprehensive
            income....................  $ 1,344      $ 1,028      $ 2,040      $ 2,953
                                        =======      =======      =======      =======

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

                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  JUNE 30,               JUNE 30,
                                             ------------------     ------------------
                                              1998       1997        1998       1997
                                             -------    -------     -------    -------
NUMERATOR -- BASIC AND DILUTED
Net income.................................  $ 1,101    $ 1,018     $ 1,801    $ 2,971
                                             -------    -------     -------    -------
Net income available to common
  stockholders.............................  $ 1,101    $ 1,018     $ 1,801    $ 2,971
                                             =======    =======     =======    =======
DENOMINATOR
Weighted average common shares
  outstanding..............................   21,602     20,776      21,475     20,668
Effective of dilutive common stock
  options..................................      860        968         889       1271
                                             -------    -------     -------    -------
Weighted average common shares and
  equivalents outstanding..................   22,462     21,744      22,364     21,939
                                             =======    =======     =======    =======
Diluted net income per share...............  $  0.05    $  0.05     $  0.08    $  0.14
                                             =======    =======     =======    =======

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1997, the FASB issued Statements of Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires companies to report certain information about operating segments, including certain information about their products, services, the geographic area in which they operate and their major customers. This statement supersedes FASB Statements Nos. 14, 18, 24 and 30. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results of Operations" in the Company's 1997 annual report on Form 10-K. Readers should carefully review the risks described in other documents the Company files with the Securities and Exchange Commission, including the annual report on Form 10-K and the quarterly reports on Form 10-Q. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to forward-looking statements or reflect events or circumstances after the date of this document.

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

PERCENT OF TOTAL REVENUES

     The following table sets forth for the quarters six months ended June 30, 1998 and June 31, 1997, the Company's Condensed Consolidated Statements of Income expressed as a percentage of total revenue:

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                ------------------      ----------------
                                                 1998        1997       1998       1997
                                                ------      ------      -----      -----
Revenues:
  License fees................................   65.8%       64.1%       65.3%      65.6%
  Services....................................   34.2        35.9        34.7       34.4
                                                -----       -----       -----      -----
          Total revenues......................  100.0       100.0       100.0      100.0
Cost of revenues:
  License fees................................    1.5         2.5         2.0        2.6
  Services....................................   21.5        21.4        20.9       21.0
                                                -----       -----       -----      -----
          Total cost of revenues..............   23.0        23.9        22.9       23.6
                                                -----       -----       -----      -----
          Gross Margin........................   77.0        76.1        77.1       76.4
Operating expenses:
  Product development and engineering.........   17.1        19.5        17.7       19.0
  Sales and marketing.........................   46.7        41.9        46.6       39.1
  General and administrative..................    8.2         8.1         8.7        7.9
                                                -----       -----       -----      -----
          Total operating expenses............   72.0        69.5        73.0       66.0
                                                -----       -----       -----      -----
          Operating income....................    5.1         6.6         4.1       10.4
Interest and other income, net................    0.8         1.7         1.1        1.8
                                                -----       -----       -----      -----
          Income before provision for income
            taxes.............................    5.8         8.3         5.2       12.2
Provision for income taxes....................    2.2         3.1         1.9        4.5
                                                -----       -----       -----      -----
          Net income..........................    3.7%        5.2%        3.3%       7.7%
                                                =====       =====       =====      =====

  Revenues

     Total revenues increased from $19.4 million in the second quarter of 1997 to $29.8 million in the second quarter of 1998, representing an increase of 54%, while total revenues increased from $38.8 million for the first six months of 1997 to $54.7 million for the first six months of 1998, representing an increase of 41%. The increases are a result of growth in both license fee and service revenues. The Company does not believe that the percentage increases in revenues achieved should be anticipated in future periods. The Company's revenues are derived primarily from license fees, fees from sublicensing third-party software products and charges for services, including maintenance, consulting and training. License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicensing third-party software products. The Company recognizes initial license fee revenue and sales of additional licenses upon product shipment provided there are no contingencies and collection is probable, in accordance with Statement of Position 97-2 entitled "Software Revenue Recognition." Service revenues consist primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed. Consulting services consist primarily of implementation services related to the installation of the Company's software and generally do not require significant production, modification or customization to the underlying software code.

     License Fees. License fee revenues increased from $12.4 million in the second quarter of 1997 to $19.6 million in the second quarter of 1998, representing an increase of 58%. License fee revenues increased from $25.5 million for the first six months of 1997 to $35.8 million for the first six months of 1998, representing an increase of 41%. The growth in license fee revenues was due to further market acceptance of the Company's existing products, continued enhancement and increased breadth of the Company's product offerings, increased follow-on sales to existing customers, sales of the Company's products to new industry segments and increased sales as a result of the expansion of the Company's direct sales force and marketing organization. Although the Company's customer base has grown as revenues have increased, on a yearly basis, significant portions of the Company's license fee revenues are typically derived from non-recurring sales to a limited number of customers. Accordingly, license fee revenues in any one period are not indicative of license fee revenues in any future period. Further, the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

     Services. Revenues from services increased from $7.0 million in the second quarter of 1997 to $10.2 million in the second quarter of 1998, representing an increase of 46%. Service revenue increased from $13.3 million for the first six months of 1997 to $19.0 million for the first six months of 1998, representing an increase of 43%. The growth in service revenues was due primarily to an increase in maintenance and maintenance renewals, and, to a lesser extent, consulting and training services associated with increased sales of the Company's applications. The Company expects revenues from services to increase in future periods as the customer installed base increases, though the percentage increases in service revenues achieved in prior periods should not be anticipated in future periods.

  Costs of Revenues

     Cost of License Fees. Cost of license fees for the second quarter of both 1997 and 1998 was $0.5 million, while cost of license fees for the first six months of 1997 and 1998 were $1.0 million and $1.1 million, respectively. Cost of license fees for the second quarter of 1997 and 1998 and the first six months of 1997 and 1998 represent 4% and 3% of license fee revenues, respectively. Cost of license fees consists primarily of the costs of sublicensing third-party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expense as incurred. Cost of license fees includes no amortization of capitalized software development costs. Cost of license fees as a percentage of license fees may fluctuate from period to period due to the increased or decreased sale of royalty bearing software products.

     Cost of Services. Cost of services increased from $4.2 million in the second quarter of 1997 to $6.4 million in the second quarter of 1998, representing 59% and 63% of the related service revenues for the three months ended June 30, 1997 and 1998, respectively. Cost of services increased from $8.1 million for the first six months of 1997 to $11.4 million for the first six months of 1998, representing 61% and 60% of the related total service revenues for the two periods, respectively. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. The absolute dollar increases are due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base. The Company expects to make continued investments in its service organization in order to support the Company's customer installed base and anticipates that cost of services will increase in absolute dollars in future periods.

  Operating Expenses

     Product Development and Engineering. Product development and engineering expenses increased from $3.8 million in the second quarter of 1997 to $5.1 million in the second quarter of 1998, representing 19% and 17% of total revenues, respectively. Total product development and engineering expenses increased from $7.4 million for the first six months of 1997 to $9.7 million for the first six months of 1998, representing 19% and 18% of total revenues, respectively. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities and consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in absolute dollars was primarily attributable to an increase in personnel and related overhead costs as well as consulting expenses. The Company currently anticipates that product development and engineering expenses will increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

     Sales and Marketing. Sales and marketing expenses increased from $8.1 million in the second quarter of 1997 to $13.9 million in the second quarter of 1998, representing 42% and 47% of total revenues, respectively. Sales and marketing expenses increased from $15.2 million for the first six months of 1997 to $25.5 million for the first six months of 1998, representing 39% and 47% of total revenues, respectively. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the expansion of the Company's worldwide sales and marketing organization, higher sales commissions associated with increased revenue and increased expenditures for marketing activities. The increase in sales and marketing expenses as a percentage of total revenues for the second quarter of 1998 compared to the second quarter of 1997 reflects the significant investment that the Company made to expand its direct sales force and other distribution channels, as well as investments made for various marketing programs and activities. The Company intends to continue to invest substantial resources in expanding its direct sales force, both domestic and international, expanding its other distribution channels, and conducting marketing programs to support existing and new product offerings. Accordingly, sales and marketing expenses are expected to increase in absolute dollars in future periods.

     General and Administrative. General and administrative expenses increased from $1.6 million in the second quarter of 1997 to $2.4 million in the second quarter of 1998, representing 8% of total revenues for both periods. General and administrative expense increased from $3.1 million for the first six months of 1997 to $4.7 million for the first six months of 1998, representing 8% and 9% of total revenues, respectively. General and administrative expense consists principally of salaries and benefits, travel expenses, and related overhead costs for the finance, human resource and executive and administrative personnel of the Company. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company continues to expand its infrastructure. The increase in dollar amount was due primarily to increases in personnel, related overhead costs, reserves for bad debt, and expenses related to the Company's infrastructure expansion.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net represents interest income earned on the Company's cash, cash equivalents and investments, and other items including foreign exchange gains and losses. Interest and other income (expense), net decreased to $235,000 in the second quarter of 1998 from $330,000 in the second quarter of 1997.

     Provision for Income Taxes. The Company's effective tax rate for the second quarter of 1997 and 1998 was 37%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments totaled $43.6 million at June 30, 1998 representing about 47% of total assets compared to $36.4 million at December 31, 1997, representing about 42% of total assets. The Company has invested its cash in excess of current operating requirements in a portfolio of both taxable and tax-exempt investment grade securities. The investments have variable and fixed interest rates and short and long term maturities. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

     Net cash provided by operating activities was $0.3 million in the first six months of 1997 compared to $8.0 million for the first six months of 1998. Net cash provided by operating activities for the six months ended June 30, 1998 was primarily attributable to net income and an increase in accounts receivable, after adjustment for the provision of doubtful accounts, depreciation and amortization expense, offset by an increase in deferred revenue.

     The change in accounts receivable corresponds to the overall growth in customer licensing activity offset by cash collections. Accounts receivable days sales outstanding ("DSO"), the ratio of the quarter-end accounts receivable balance to quarterly revenues, multiplied by 90, was 97 days as of June 30, 1998 compared to 107 days as of December 31, 1997 and 89 days as of June 30, 1997. Since much of the Company's contracting activity is concentrated toward the end of each quarter and the Company provides extended payment terms to certain credit worthy customers, the Company believes that its DSO may be elevated in future periods.

     Net cash used in investing activities was $1.2 million in the first six months of 1998 compared to $6.9 million in the first six months of 1997. Included in this total is the sales and maturities of investments, partially offset by purchases of long and short-term investments and by the acquisition of property and equipment. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows.

     Net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock pursuant to the Employee Stock Purchase and the exercise of options granted under the Company's Stock Option Plans.

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

     The foregoing factors make estimating quarterly revenue and operating results prior to the end of a quarter uncertain. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. The Company plans to increase expenditures to fund continued build-up and expansion of international operations, a larger worldwide direct and indirect sales and marketing staff and related marketing expenditures, development of new distribution and resale channels, greater levels of research and development, and broader customer service and support capability, although annual expenditures will depend upon ongoing results and evolving business needs. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's revenues, operating results and financial condition would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

  Intense Competition

     The front office solutions market, including the markets for customer service, field service and logistics, help desk, quality assurance and sales and marketing applications, is currently intensely competitive and subject to rapid change. The Company believes that the principal competitive factors affecting the markets for its products include quality, functionality, performance, breadth of product line, integration of products, frequency of upgrades and updates, manageability of products, customer support, company reputation and price. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies, (ii) third-party professional services organizations that develop custom software and (iii) management information systems departments of potential customers that develop custom internal software. In addition, the Company expects additional competition from other established companies as the front office solutions market continues to develop and expand. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Among software companies competing with the Company, principal competitors include Siebel Systems, Inc. and The Vantive Corporation. Some of the Company's current competitors, and many of the Company's potential competitors, have significantly greater financial, technical, product development, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company.

     In addition, many competitors and potential competitors have significant established distribution networks and large customer installed bases. The Company also expects that competition may increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that these competitors will rapidly acquire significant market share. Furthermore, companies with greater technical, marketing and other resources than the Company could compete directly with the Company either as a result of acquisition or by direct entry into the market for the Company's products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

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

  Product Concentration

     To date, a significant portion of the Company's revenues have been attributable to sales of ClearSupport, the Company's primary product. ClearSupport has typically been the second of the Company's products to be deployed with the greatest number of users and often as a foundation for other applications. The Company expects ClearSupport to account for a significant portion of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for the ClearSupport product such as competition or technological change could have a material adverse affect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Company's ClearSupport product and other products. There can be no assurance that the Company will continue to be successful in marketing the ClearSupport product or other products.

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

  Risk of Product Defects

     Software products as complex as those offered by the Company frequently contain errors or failures, especially when second introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contained defects, and has discovered software errors in certain of its new products and enhancements after their introduction and, as a result, has experienced delays in recognizing revenues during the period required to correct these errors. The Company could in the future lose revenues as a result of software errors or defects. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company has not experienced material adverse affects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse affect upon the Company's business, operating results and financial condition.

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

                          PART II. OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on June 4, 1998, the following proposals were adopted by the margins indicated:

     1. To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

                                    NUMBER OF SHARES
                                ------------------------
                                   FOR          WITHHELD
                                ----------      --------
James L. Patterson............  19,224,400       35,043
David A. Stamm................  19,219,544       39,899
Thomas H. Bredt...............  19,224,395       35,048
Mary Jane Elmore..............  19,224,395       35,048
Anthony Zingale...............  19,218,700       40,743

     2. To approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 500,000 shares.

For.......................................  18,727,748
Against...................................     499,511
Abstain...................................      32,184

     3. To ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the fiscal year ending December 31, 1998.

For..............................................  19,215,900
Against..........................................      13,014
Abstain..........................................      30,529

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     NUMBER                             DESCRIPTION
     ------                             -----------
     1.0        Rights Agreement, dated as of June 13, 1997 between the
                Company and Harris Trust Company of California, including
                the Certificate of Designation of Series A Junior
                Participating Preferred Stock, Form of Right Certificate and
                Summary of Rights to Purchase Preferred Shares attached
                thereto as Exhibits A, B and C, respectively, which is
                incorporated by reference to the Form 8-A filed with the
                Securities and Exchange Commission on June 24,1997.
     3.1(1)     Certificate of Incorporation of the Registrant, as amended to date
     3.2(1)     Amended and Restated Bylaws of the Company which is
                incorporated by reference to the 8K filed with the
                Securities and Exchange Commission on June 25, 1997
     4.1(1)     Specimen Common Stock certificate
     4.2(1)     Restated Investor Rights Agreement, dated March 7, 1994,
                among the Registrant and the investors and founders named
                therein
    10.1(1)     Form of Indemnification Agreement
    10.2(1)     1991 Stock Option/Stock Issuance Plan
    10.3(2)     1995 Stock Option/Stock Issuance Plan
    10.4(2)     Employee Stock Purchase Plan
    10.5(1)     Loan and Security Agreement between Silicon Valley Bank and
                Clarify Inc.

     NUMBER                             DESCRIPTION
     ------                             -----------
    10.6(1)     Lease by and between Orchard Investment Company Number 6.9 and Clarify Inc. dated March 16, 1992, as amended by the
                Second Amendment to Lease, dated 28-Feb-95
    10.7(1)     Master Equipment Lease Agreement by and between Costella
                Kirsch/GATXPartnership No. 1 and the Registrant, dated
                February 18, 1992
    10.8(1)     Master Equipment Lease Agreement by and between Venture
                Leasing Assoc. and the Registrant, dated May 7, 1991
    10.9(1)     Master Equipment Lease Agreement by and between Phoenix
                Leasing Incorporated and the Registrant, dated June 30, 1993
    10.10(3)    Offer Letter dated February 23, 1998 between Anthony Zingale and Clarify Inc.
    10.11(3)    Stock Option Agreement between Anthony Zingale and Clarify
                Inc.
    27.0        Financial Data Schedule for the six months ended June 30,
                1998 (included only in the copy of this report filed
                electronically with the Commission)

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

(3) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K filed (File Number 000-26776) with the Securities and Exchange Commission on March 31, 1998.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the second quarter of June 30, 1998.

(c) EXHIBITS

     See (a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULE

     See (a)(2) above.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 1998                     CLARIFY INC.
                                          (Registrant)

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

                                 EXHIBIT INDEX

EXHIBIT                                                                   SEQUENTIALLY
 NUMBER                       DESCRIPTION OF DOCUMENT                     NUMBERED PAGE
--------                      -----------------------                     -------------
 1.0        Rights Agreement, dated as of June 13, 1997 between the
            Company and Harris Trust Company of California, including
            the Certificate of Designation of Series A Junior
            Participating Preferred Stock, Form of Right Certificate and
            Summary of Rights to Purchase Preferred Shares attached
            thereto as Exhibits A, B and C, respectively, which is
            incorporated by reference to the Form 8-A filed with the
            Securities and Exchange Commission on June 24, 1997
 3.1(1)     Certificate of Incorporation of the Registrant, as amended to date
 3.2(1)     Amended and Restated Bylaws of the Company which is
            incorporated by reference to the 8K filed with the
            Securities and Exchange Commission on June 25, 1997
 4.1(1)     Specimen Common Stock certificate
 4.2(1)     Restated Investor Rights Agreement, dated March 7, 1994,
            among the Registrant and the investors and founders named
            therein
10.1(1)     Form of Indemnification Agreement
10.2(1)     1991 Stock Option/Stock Issuance Plan
10.3(2)     1995 Stock Option/Stock Issuance Plan
10.4(2)     Employee Stock Purchase Plan
10.5(1)     Loan and Security Agreement between Silicon Valley Bank and
            Clarify Inc.
10.6(1)     Lease by and between Orchard Investment Company Number 6.9 and Clarify Inc. dated March 16, 1992, as amended by the
            First Amendment to Lease, dated 28-Feb-95
10.7(1)     Master Equipment Lease Agreement by and between Costella
            Kirsch/ GATXPartnership No. 1 and the Registrant, dated
            February 18, 1992
10.8(1)     Master Equipment Lease Agreement by and between Venture
            Leasing Assoc. and the Registrant, dated May 7, 1991
10.9(1)     Master Equipment Lease Agreement by and between Phoenix
            Leasing Incorporated and the Registrant, dated June 30, 1993
10.10(3)    Offer Letter dated February 23, 1998 between Anthony Zingale and Clarify Inc.
10.11(3)    Stock Option Agreement between Anthony Zingale and Clarify
            Inc.
27.0        Financial Data Schedule for the six months ended June 30,
            1998 (included only in the copy of this report filed
            electronically with the Commission)

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

(3 Incorporated by reference from an exhibit filed with the Company's Annual
   Report on Form 10-K filed (File Number 000-26776) with the Securities and Exchange Commission on March 31, 1998.