Form 10-Q
period 1998-09-30
CLARIFY INC
filed 1998-11-16
CIK 1000782

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 30, 1998 there were 22,041,425 shares of the Registrant's $0.0001 par value Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CLARIFY INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION
Item
  1.    Condensed Consolidated Financial Statements:
        Condensed Consolidated Balance Sheets
        September 30, 1998 and December 31, 1997....................    3
        Condensed Consolidated Statements of Operations
        For the three and nine months ended September 30, 1998 and
        1997........................................................    4
        Condensed Consolidated Statements of Cash Flows
        For the nine months ended September 30, 1998 and 1997.......    5
        Notes to Condensed Consolidated Financial Statements........    6
Item    Management's Discussion and Analysis of Financial Condition
  2.    and Results of Operations...................................    8
PART II.  OTHER INFORMATION
Item
  5...  Other Information...........................................   20
Item
  6.    Exhibits and Reports on Form 8-K............................   21
SIGNATURE...........................................................   23

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  CLARIFY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 38,259         $20,744
  Short-term investments....................................       2,407          10,451
  Accounts receivable, net of allowance for doubtful
     accounts of $1,980 at September 30, 1998 and $1,310 at
     December 31, 1997......................................      36,765          32,854
  Prepaid expenses and other current assets.................       2,683           2,463
  Deferred income taxes.....................................       5,692           5,692
                                                                --------         -------
          Total current assets..............................      85,806          72,204
Property and equipment, net.................................       8,909           8,611
Long-term investments.......................................       7,019           5,167
Other noncurrent assets.....................................       1,792             849
                                                                ========         =======
          Total assets......................................    $103,526         $86,831
                                                                ========         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payables.........................................    $  4,722         $ 5,047
  Accrued payroll and related accruals......................       9,005           6,833
  Other accrued liabilities.................................       6,094           4,269
  Income taxes payable......................................       2,357           1,851
  Deferred revenue..........................................      17,970          11,734
                                                                --------         -------
          Total current liabilities.........................      40,148          29,734
                                                                --------         -------
Stockholders' equity:
  Common stock, $.0001 par value:
     Authorized: 55,000 shares; issued and outstanding:
      21,767 at September 30, 1998 and 21,335 at December
      31, 1997..............................................           2               2
  Capital in excess of par value............................      54,080          51,640
  Unrealized holding gain on investments, net...............          21              22
  Cumulative translation adjustment.........................           4               6
  Deferred compensation.....................................         (30)            (65)
  Retained earnings.........................................       9,301           5,492
                                                                --------         -------
          Total stockholders' equity........................      63,378          57,097
                                                                ========         =======
          Total liabilities and stockholders' equity........    $103,526         $86,831
                                                                ========         =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Revenues:
  License fees......................................  $22,480    $13,946    $58,236    $39,400
  Services..........................................   11,977      7,945     30,946     21,280
                                                      -------    -------    -------    -------
          Total revenues............................   34,457     21,891     89,182     60,680
Cost of revenues:
  License fees......................................      477        585      1,592      1,596
  Services..........................................    6,974      4,753     18,392     12,884
                                                      -------    -------    -------    -------
          Total cost of revenues....................    7,451      5,338     19,984     14,480
                                                      -------    -------    -------    -------
          Gross Margin..............................   27,006     16,553     69,198     46,200
                                                      -------    -------    -------    -------
Operating expenses:
  Product development and engineering...............    4,987      4,434     14,691     11,807
  Sales and marketing...............................   16,827      9,811     42,348     24,977
  General and administrative........................    2,413      2,203      7,149      5,286
                                                      -------    -------    -------    -------
          Total operating expenses..................   24,227     16,448     64,188     42,070
                                                      -------    -------    -------    -------
          Operating income..........................    2,779        105      5,010      4,130
Interest and other income, net......................      409        360      1,036      1,052
                                                      -------    -------    -------    -------
  Income before provision for income taxes..........    3,188        465      6,046      5,182
Provision for income taxes..........................    1,180        172      2,237      1,918
                                                      -------    -------    -------    -------
          Net income................................  $ 2,008    $   293    $ 3,809    $ 3,264
                                                      =======    =======    =======    =======
Basic net income per share..........................  $  0.09    $  0.01    $  0.18    $  0.16
                                                      =======    =======    =======    =======
Shares used in per share computation -- basic.......   21,739     21,084     21,574     20,674
                                                      =======    =======    =======    =======
Diluted net income per share........................  $  0.09    $  0.01    $  0.17    $  0.15
                                                      =======    =======    =======    =======
Shares used in per share computation -- diluted.....   22,108     22,269     22,147     21,968
                                                      =======    =======    =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash flows from operating activities:
  Net income................................................  $  3,809    $  3,264
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Depreciation and amortization..........................     4,041       2,836
     Provision for doubtful accounts........................     1,520          --
     Other..................................................        71         338
     Changes in assets and liabilities:
       Accounts receivable..................................    (4,589)     (5,378)
       Prepaids and other current assets....................      (128)     (1,019)
       Accounts payable.....................................      (340)      1,688
       Accrued payroll and related accruals.................     2,121       1,750
       Other accrued liabilities............................     2,301       2,564
       Deferred revenue.....................................     5,519      (4,024)
                                                              --------    --------

     Net cash provided by operating activities..............    14,325       2,019
                                                              --------    --------
Cash flows from investing activities:
  Purchase of property and equipment........................    (4,395)     (4,078)
  Proceeds from disposal of property and equipment..........        --         267
  Purchase of investments...................................   (11,170)    (22,695)
  Sale and maturities of investments........................    17,290       8,492
  Increase in other assets..................................      (970)         84
                                                              --------    --------
     Net cash provided by (used in) investing activities....       755     (17,930)
                                                              --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............     2,440       1,899
                                                              --------    --------
     Net cash provided by financing activities..............     2,440       1,899
                                                              --------    --------

Effect of foreign exchange rate changes on cash.............        (5)         72
                                                              --------    --------

Net increase (decrease) in cash and cash equivalents........    17,515     (13,940)
Cash and cash equivalents, beginning of period..............    20,744      34,477
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 38,259    $ 20,537
                                                              ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $      6    $      1
                                                              ========    ========
  Cash paid during the year for taxes.......................  $  1,731    $     94
                                                              ========    ========
Supplemental disclosure of non-cash investing and financing
  activities:
  Change in unrealized holding gain on investments, net.....  $     (1)   $     --
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated balance sheets of Clarify Inc. and its subsidiaries ("Clarify" or the "Company") as of September 30, 1998 and December 31, 1997 and the related unaudited condensed consolidated statements of operations and cash flows for the nine months ended September 30, 1998 and 1997 have been prepared on substantially the same basis as the annual consolidated financial statements. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year.

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

     In the opinion of management, these interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

NOTE 2. COMPREHENSIVE INCOME

     Comprehensive income as defined by Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is net income plus direct adjustments to stockholders' equity.

     The following table reconciles comprehensive income to reported net income (in thousands):

                                                            THREE MONTHS       NINE MONTHS
                                                               ENDED              ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                           --------------    ----------------
                  COMPREHENSIVE INCOME:                     1998     1997     1998      1997
                  ---------------------                    ------    ----    ------    ------
Net income...............................................  $2,008    $293    $3,809    $3,264
  Cumulative translation adjustment......................  $ (246)   $ 46        (2)       28
  Unrealized holding gains on investments, net of tax....  $    4    $ --        (1)       --
                                                           ------    ----    ------    ------
          Total comprehensive income.....................  $1,766    $339    $3,806    $3,292
                                                           ======    ====    ======    ======

                                  CLARIFY INC.

                                  (UNAUDITED)

NOTE 3. COMPUTATION OF NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares and common equivalent shares outstanding during the period. The following table reconciles the numerator and denominator used in the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                         THREE MONTHS          NINE MONTHS
                                                            ENDED                 ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Numerator -- Basic and Diluted
Net income..........................................  $ 2,008    $   293    $ 3,809    $ 3,264
                                                      -------    -------    -------    -------
Net income available to common stockholders.........  $ 2,008    $   293    $ 3,809    $ 3,264
                                                      =======    =======    =======    =======
Denominator
Weighted average common shares outstanding..........   21,739     21,084     21,574     20,674
Effective of dilutive common stock options..........      369      1,185        573      1,294
                                                      -------    -------    -------    -------
Weighted average common shares and equivalents
  outstanding.......................................   22,108     22,269     22,147     21,968
                                                      =======    =======    =======    =======
Diluted net income per share........................  $  0.09    $  0.01    $  0.17    $  0.15
                                                      =======    =======    =======    =======

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1997, the FASB issued Statements of Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report certain information about operating segments, including certain information about their products, services, the geographic area in which they operate and their major customers. This statement supersedes FASB Statements Nos. 14, 18, 24 and 30. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company has adopted the provisions of SFAS No. 131 and, accordingly, has elected not to provide separate quarterly segmental disclosures.

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. SFAS No. 133 will be effective for the Company's fiscal year 2000. Management believes that this Statement will not have a significant impact on the Company.

NOTE 5. HEDGING OF INTERCOMPANY BALANCES

     In June 1998, the Company initiated hedging activities to mitigate the impact of foreign exchange rate changes on intercompany balances. The Company is using foreign exchange forward contracts as a vehicle for hedging these intercompany balances. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on stipulated future dates and to make or receive an equivalent U.S. dollar payment equal to the value of such exchange. Realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured, and terminated contracts) are included in other income. These gains and losses offset gains and losses on intercompany balances, which are also included in other income, net. The related amounts due to or from counter parties are included in other assets or other liabilities. As of September 30, 1998, the Company had $8.0 million of forward foreign exchange contracts outstanding, consisting of Japanese yen, German marks, French francs, Australian dollars and British pounds, all maturing within 30 days.

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

OVERVIEW

     Clarify Inc. ("Clarify" or the "Company"), founded in August 1990, is a leading developer and provider of integrated enterprise front office solutions. Clarify helps companies build service into every customer interaction, with solutions that automate call center, sales and marketing, technical support, field service and logistics, quality assurance and help desk processes. By uniting the entire virtual enterprise around the customer, Clarify allows companies to attract, acquire and retain customers at significantly reduced costs. A variety of industries employ Clarify's solutions, including high-tech, health care, telecommunications, financial services and retail.

     Clarify markets its software and services primarily through its direct sales organization in the United States, the United Kingdom, Germany, France, Canada, Japan, Australia and Singapore. Clarify customers include, among others, ADP, Amoco Corp., Cisco Systems, General Electric, Georgia-Pacific, Gillette, Hewlett-Packard, Microsoft and Sprint PCS. The Company maintains its executive offices at 2125 O'Nel Drive, San Jose, California 95131.

     In April 1996, the Company acquired Metropolis Software, Inc. ("Metropolis"), a sales force automation software provider. The Company issued approximately 663,000 shares of common stock for all of the shares of common stock of Metropolis in a transaction that was accounted for as a pooling of interests. The Company also assumed options to purchase Metropolis stock that remain outstanding as options to purchase the Company's common stock. Substantially all of the business operations and employees of Metropolis have been integrated with the business operations of the Company. The Company expects to liquidate the remaining shell corporation of Metropolis during the fourth quarter of 1998.

PERCENT OF TOTAL REVENUES

     The following table sets forth for the quarter and nine months ended September 30, 1998 and September 30, 1997, the Company's Condensed Consolidated Statements of Income expressed as a percentage of total revenues:

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1998     1997     1998     1997
                                                              -----    -----    -----    -----
Revenues:
  License fees..............................................   65.2%    63.7%    65.3%    64.9%
  Services..................................................   34.8     36.3     34.7     35.1
                                                              -----    -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0    100.0

Cost of revenues:
  License fees..............................................    1.4      2.7      1.8      2.6
  Services..................................................   20.2     21.7     20.6     21.3
                                                              -----    -----    -----    -----
          Total cost of revenues............................   21.6     24.4     22.4     23.9
                                                              -----    -----    -----    -----
          Gross Margin......................................   78.4     75.6     77.6     76.1

Operating expenses:
  Product development and engineering.......................   14.5     20.2     16.5     19.4
  Sales and marketing.......................................   48.8     44.8     47.5     41.2
  General and administrative................................    7.0     10.1      8.0      8.7
                                                              -----    -----    -----    -----
          Total operating expenses..........................   70.3     75.1     72.0     69.3
                                                              -----    -----    -----    -----
          Operating income..................................    8.1      0.5      5.6      6.8

Interest and other income, net..............................    1.2      1.6      1.2      1.7
                                                              -----    -----    -----    -----
          Income before provision for income taxes..........    9.3      2.1      6.8      8.5
Provision for income taxes..................................    3.4      0.8      2.5      3.1
                                                              -----    -----    -----    -----
          Net income........................................    5.9%     1.3%     4.3%     5.4%
                                                              =====    =====    =====    =====

  Revenues

     Total revenues increased from $21.9 million in the third quarter of 1997 to $34.5 million in the third quarter of 1998, representing an increase of 57%, while total revenues increased from $60.7 million for the first nine months of 1997 to $89.2 million for the first nine months of 1998, representing an increase of 47%. International revenues accounted for approximately 25% of total revenues in the third quarter of 1998 compared to 7% in the third quarter of 1997. The absolute increases in total revenues are a result of growth in both license fees and service revenues. The Company does not believe that the percentage increases in revenues achieved should be anticipated in future periods. The Company's revenues are derived primarily from license fees and charges for services, including maintenance, consulting and training. License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicensing third-party software products. The Company recognizes initial license fee revenue and sales of additional licenses upon product shipment provided there are no contingencies and collection is probable, in accordance with Statement of Position 97-2 entitled "Software Revenue Recognition." Service revenues consist primarily of maintenance, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Consulting and training revenues generally are recognized when the services are performed. Consulting services consist primarily of implementation services related to the installation of the Company's software and generally do not require significant production, modification or customization to the underlying software code.

     License Fees. License fee revenues increased from $13.9 million in the third quarter of 1997 to $22.5 million in the third quarter of 1998, representing an increase of 62%. License fee revenues increased from $39.4 million for the first nine months of 1997 to $58.2 million for the first nine months of 1998, representing an increase of 48%. The growth in license fee revenues was due to further market acceptance of the Company's existing products, continued enhancement and increased breadth of the Company's product offerings, increased follow-on sales to existing customers, sales of the Company's products to new industry segments and increased sales as a result of the expansion of the Company's direct sales force and marketing organization. The Company expects that license revenues will fluctuate as a percentage of total revenues in the future depending on the timing of new product introduction, customer buying patters, the Company's pricing actions, competition, and other factors. Further, the Company does not believe that license fee revenues in any one period are indicative of license fee revenues in any future period.

     Services. Revenues from services increased from $7.9 million in the third quarter of 1997 to $12.0 million in the third quarter of 1998, representing an increase of 52%. Service revenue increased from $21.3 million for the first nine months of 1997 to $30.9 million for the first nine months of 1998, representing an increase of 45%. The growth in service revenues was due primarily to an increase in maintenance and maintenance renewals, and, to a lesser extent, consulting and training services associated with increased sales of the Company's applications. The Company expects revenues from services to increase in future periods as the customer installed base increases, though the percentage increases in service revenues achieved in prior periods should not be anticipated in future periods.

  Costs of Revenues

     Cost of License Fees. Cost of license fees decreased from $0.6 million in the third quarter of 1997 to $0.5 million in the third quarter of 1998, representing a decrease of 17%. Cost of license fees for the third quarter of 1997 and 1998 represents 4% and 2% of license fee revenues, respectively. Cost of license fees for the first nine months of both 1997 and 1998 was $1.6 million, representing 4% and 3% of license fee revenues, respectively. Cost of license fees consists primarily of the costs of sublicensing third-party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expense as incurred. Cost of license fees includes no amortization of capitalized software development costs. Cost of license fees as a percentage of license fees may fluctuate from period to period due to the increased or decreased sale of royalty bearing software products.

     Cost of Services. Cost of services increased from $4.8 million in the third quarter of 1997 to $7.0 million in the third quarter of 1998, representing 61% and 58% of the related service revenues for the quarters ended September 30, 1997 and 1998, respectively. Cost of services increased from $12.9 million for the first nine months of 1997 to $18.4 million for the first nine months of 1998, representing 61% and 60% of the related total service revenues, respectively. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. The absolute dollar increases are due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base. The Company expects to make continued investments in its service organization in order to support the Company's customer installed base and anticipates that cost of services will increase in absolute dollars in future periods.

  Operating Expenses

     Product Development and Engineering. Product development and engineering expenses increased from $4.4 million in the third quarter of 1997 to $5.0 million in the third quarter of 1998, representing 20% and 15% of total revenues, respectively. Total product development and engineering expenses increased from $11.8 million for the first nine months of 1997 to $14.7 million for the first nine months of 1998, representing 19% and 17% of total revenues, respectively. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities and consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in absolute dollars was primarily attributable to an increase in personnel and related overhead costs as well as consulting expenses. The Company currently anticipates that product development and engineering expenses will increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

     Sales and Marketing. Sales and marketing expenses increased from $9.8 million in the third quarter of 1997 to $16.8 million in the third quarter of 1998, representing 45% and 49% of total revenues, respectively. Sales and marketing expenses increased from $25.0 million for the first nine months of 1997 to $42.3 million for the first nine months of 1998, representing 41% and 48% of total revenues, respectively. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the expansion of the Company's worldwide sales and marketing organization, higher sales commissions associated with increased revenue and increased expenditures for marketing activities. The increase in sales and marketing expenses as a percentage of total revenues for the third quarter of 1998 compared to the third quarter of 1997 reflects the significant investment that the Company made to expand its direct sales force and other distribution channels, as well as investments made for various marketing programs and activities. The Company intends to continue to invest substantial resources in expanding its direct sales force, both domestic and international, expanding its other distribution channels, and conducting marketing programs to support existing and new product offerings. Accordingly, sales and marketing expenses are expected to increase in absolute dollars in future periods.

     General and Administrative. General and administrative expenses increased from $2.2 million in the third quarter of 1997 to $2.4 million in the third quarter of 1998, representing 10% and 7% of total revenues, respectively. General and administrative expense increased from $5.3 million for the first nine months of 1997 to $7.1 million for the first nine months of 1998, representing 9% and 8% of total revenues, respectively. General and administrative expense consists principally of salaries and benefits, travel expenses, and related overhead costs for the finance, human resource and executive and administrative personnel of the Company. The increase in dollar amount was due primarily to increases in personnel, related overhead costs, reserves for bad debt, and expenses related to the Company's infrastructure expansion. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company continues to expand its infrastructure.

     Interest and Other Income, Net. Interest and other income, net, represents interest income earned on the Company's cash, cash equivalents and investments, and other items including foreign exchange gains and losses. Interest and other income, net, increased to $409,000 in the third quarter of 1998 from $360,000 in the third quarter of 1997.

     Provision for Income Taxes. The Company's effective tax rate for the third quarters of 1997 and 1998 was 37%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments totaled $47.7 million at September 30, 1998 representing approximately 46% of total assets compared to $36.4 million at December 31, 1997, representing approximately 42% of total assets. The Company has invested its cash in excess of current operating requirements in a portfolio of both taxable and tax-exempt investment grade securities. The investments have variable and fixed interest rates and short and long term maturities. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale."

     Net cash provided by operating activities was $2.0 million in the first nine months of 1997 compared to $14.3 million for the first nine months of 1998. Net cash provided by operating activities for the nine months ended September 30, 1998 was primarily attributable to net income and an increase in other accrued liabilities, deferred revenue and accrued payroll and related accruals, offset primarily by an increase in accounts receivable, after adjustment for the provision of doubtful accounts, depreciation and amortization expense.

     The change in accounts receivable corresponds to the overall growth in customer licensing activity offset by cash collections. Accounts receivable days sales outstanding ("DSO"), the ratio of the quarter-end accounts receivable balance to quarterly revenues, multiplied by 90, was 96 days as of September 30, 1998 compared to 107 days as of December 31, 1997 and 94 days as of September 30, 1997. Since much of the Company's contracting activity is concentrated toward the end of each quarter and the Company provides extended payment terms to certain credit worthy customers, the Company believes that its DSO may be elevated in future periods.

     Net cash provided by investing activities was $0.8 million in the first nine months of 1998. Net cash used in investing activities was $17.9 million in the first nine months of 1997. Included in these totals are the sales and maturities of investments, partially offset by purchases of long and short-term investments and by the acquisition of property and equipment.

     Net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock pursuant to the Company's Employee Stock Purchase Plan and the exercise of options granted under the Company's 1991 and 1995 Stock Option/Stock Issuance Plans.

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

  Limited Operating History; Limited and Variable Profitability

     The Company was founded in August 1990 and did not begin shipping products until September 1992. The Company has experienced substantial revenue growth in recent years, but its profitability, as a percentage of net revenues, has varied widely on a quarterly and annual basis, including net operating losses in each fiscal year from inception through 1994. Due to the Company's limited operating history on a significant international scale, the rate of growth of the Company's business and the variability of operating results in past periods, there can be no assurance that the Company's revenues will continue at the current level or will grow, or that the Company will be able to sustain profitability on a quarterly or annual basis.

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

     The Company's software products generally are shipped as orders are received. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. In addition, there has been and continues to be a trend toward larger enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close any expected individually significant transactions could cause the Company's revenues and operating results in a period to fall short of expectations, and could result in losses. In addition, revenues in any one quarter are not indicative of revenues in any future period.

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

     The foregoing factors make estimating quarterly revenue and operating results prior to the end of a quarter uncertain. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a substantial portion of the Company's expenses are relatively fixed in a given quarter. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. The Company plans to increase expenditures to fund continued build-up and expansion of international operations, a larger worldwide direct and indirect sales and marketing staff and related marketing expenditures, development of new distribution and resale channels, greater levels of research and development, and broader customer service and support capability, although annual expenditures will depend upon ongoing results and evolving business needs. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's revenues, operating results and financial condition would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

  Continued Volatility of Stock Price

     In the past, the price of the Company's common stock has been volatile. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Company's common stock to fluctuate substantially, particularly on a quarterly basis. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results of such companies. These fluctuations, as well as general economic, market and political conditions such as international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  Management of Growth

     The Company has grown rapidly in the last three years. The growth of the Company's business and the expansion of the Company's customer base has placed a significant strain on the Company's management and operations. The Company's recent growth and expansion have resulted in substantial increases in the number its employees and the geographic area of its operations. The Company's ability to support the growth of its operations will be substantially dependent upon having in place highly trained internal and third-party resources to conduct pre-sales activity, product implementation, training and other customer support services. To accommodate this growth and the expected expansion of its staff, the Company's officers and other key employees will be required to improve and implement a variety of operational and financial systems and procedures, to expand, train and manage its employee base and to engage and work effectively with third-party implementation providers. There can be no assurance that the Company will be able to manage its recent or any future expansion successfully. Any inability to do so would likely have a material adverse effect on the Company's business, results of operations and financial condition.

  International Operations

     The Company established its European headquarters in the United Kingdom in 1994. Since then, additional offices have been opened in Germany, France, Japan, Australia, Canada, and Singapore. To support the growth of the Company's international operations, the Company continues to incur significant costs to build its service and support infrastructure ahead of anticipated revenues. Operating costs in many countries, including some of those in which the Company operates, are often higher than in the United States. As a result of this expansion, the Company must continue to implement and improve its operational and financial systems and procedures and to expand, train and manage both its employee base and its relationships with third-party implementation providers. These factors have placed, and are expected to continue to place, a significant strain on the Company's management and operations. There can be no assurance that the Company's international operations will continue to be successful or that the Company will be able to manage effectively the increased level of international operations. To the extent that the Company is unable to do so in a timely manner or is unable to manage these activities effectively, the Company's growth in international revenues, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     Furthermore, future increases in the value of the U.S. dollar could make the Company's products less competitive in foreign markets. As the Company increases its international operations, it may be materially adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies. While the Company's efforts to hedge foreign currency denominated intercompany balances are designed to limit its exposure to fluctuations in foreign currency exchange rates, there can be no assurance that its efforts will have such an effect. To the extent that any exchange rate fluctuations would have had a positive impact on the Company's financial performance, the effect of such hedging transactions could be to eliminate or reduce the gains that would have otherwise accrued to the Company. Furthermore, the Company is subject to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation.

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

     In addition, many competitors and potential competitors have significant established distribution networks and large customer installed bases. The Company also expects that competition may increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that these competitors will rapidly acquire significant market share. Furthermore, companies with greater technical, marketing and other resources than the Company could compete directly with the Company either as a result of acquisition of a competitor or by direct entry into the market for the Company's products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

     The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these third-party implementation providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and maintain effective, long-term relationships with these third parties, it would adversely affect the Company's competitive position. Further, there can be no assurance that these third parties, many of which have significantly greater financial, marketing and technical resources than the Company, will not in the future compete directly with the Company or otherwise discontinue their relationship with or their support of the Company and its products.

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

  Dependence Upon Key Personnel

     The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its key personnel. In addition, in the past there has been turnover in certain key positions in the Company, including resignations by the Vice-President of Marketing and Vice-President of Customer Service and Support in February 1998, and the Chief Financial Officer in August 1997. In March 1998, the Company's President and Chief Executive Officer, Dave Stamm, assumed the position of Chairman of the Board and a new President and Chief Executive Officer was named, and in April 1998, a new Chief Financial Officer was named. Furthermore, in July 1998, a new Senior Vice-President of Worldwide Professional Services and a Vice-President of Worldwide Marketing were named. Additions of new and departures of existing personnel, particularly in key positions, could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends significantly upon the continued service and performance of these officers. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales, financial and managerial personnel. The Company recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase the total number of employees. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, financial and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales, financial and managerial personnel in the future.

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

  Expansion of Distribution Channels

     The Company has historically sold its products primarily through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel and establishing relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with certain third-party distributors, resellers and systems integrators. There can be no assurance that the Company will be able to attract a sufficient number of third-party distribution partners or that such partners will recommend the Company's products. The inability to establish successful relationships with distributors, resellers or systems integrators could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

  "Year 2000" Issues

     The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches and has formed a task force to address its Year 2000 readiness.

     PROJECT

     The Company's project is divided into four major sections -- Information Technology (including both hardware systems and application software), Product (including embedded software), Facilities (such as security system and building equipment), and Suppliers. The general phases common to all sections are (1) inventorying Year 2000 items; (2) assigning risks to identified items as fatal, critical or marginal; (3) assessing the Year 2000 compliance of items; (4) testing of items; and (5) repairing, renovating or replacing items that are determined not to be Year 2000 compliant.

     At September 30, 1998, the Company has completed the first three phases of the Information Technology section. A hardware and software inventory has been conducted and relevant suppliers have been rated fatal, critical or marginal. Based on the rating and other factors, a certification completion date has been assigned to each item. Available vendors' statements of compliance have also been reviewed. Internal testing plans have been developed for the Company's core business systems. A separate test lab has been established and the Company expects to complete the testing of its core business systems by March 31, 1999. The Company expects to complete its test plans and testing of the Company's ancillary systems by May 31, 1999. Since the systems and technologies used internally have been developed in the late 1980's and 1990's, the Company does not anticipate to have major Year 2000 issues in its Information Technology section.

     At September 30, 1998, the Company has completed all phases of the Product section. The Company's products have been developed from inception with consideration to the following Year 2000 issues:

          (1) General Integrity -- no value for current date will cause interruptions in desired operations.

          (2) Data Integrity -- all manipulations of time-related data will produce desired results for all valid date values within the application domain.

          (3) Implicit Century -- for any date element represented without century, the correct century is unambiguous for all manipulations involving that element.

          (4) Leap year -- the products recognizes Year 2000 as a leap year.

     The Company's current products meet all the requirements for General Integrity, Data Integrity, Implicit Century and recognize Year 2000 as a leap year. As an added measure of security, the Company is planning to seek independent third-party certification of compliancy to its Clarify FrontOffice 98 suite. The Company also plans to apply its Year 2000 test plan and obtain independent third-party compliance certification on its future products.

     The Company has not specifically tested third-party licensed products that are incorporated into its products, but the Company is seeking assurances from its vendors that licensed software is Year 2000 compliant. Also, certain prior versions of the Company's supported products require a patch provided by the Company in order to be Year 2000 compliance.

     The Company has completed the inventorying phase of the Facilities section at September 30, 1998 and expects to complete the remaining phases by March 31, 1999. Also, at September 30, 1998, the Company has completed approximately 80% of the inventorying, prioritizing and assessing phases and approximately 40% of the testing and repairing, renovating and replacing phases of the Suppliers section, respectively. The Company does not believe it is in high risk with regards to these two sections and plans to complete all phases by March 31, 1999.

     COST

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated cost of the Year 2000 project is approximately $400,000. The use of internal resources or existing infrastructure is not accounted for in this estimate. The total amount expended through September 30, 1998 was approximately $20,000 to purchase lab testing equipment. The estimated future cost of completing the Year 2000 project is estimated to be approximately $130,000 to augment staff and to purchase additional testing equipment and approximately $250,000 to obtain independent third-party compliance certification on the company's current products. The Company has and plans to fund its Year 2000 project from its operating cash flows. The estimated cost of the Company's Year 2000 project does not represent a material fraction of the Company's planned 1999 budget for computer hardware and software. The Company does not anticipate that any existing Information Technology projects will need to be deferred as of part of its Year 2000 efforts.

     RISK

     Though the Company's Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problems, failure to correct known or unknown material Year 2000 problems could result in delay or loss or revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results, or financial condition. The Company does not currently have any information concerning the Year 2000 compliance status of its customers. As is the case with other similarly situated software companies, if the Company's current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected. In addition, some commentators have predicted significant litigation regarding Year 2000 compliance issues. Due to the unprecedented nature of such litigation, the Company is uncertain whether or to what extent it may be affected by it.

     CONTINGENCY PLAN

     The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material. The Company is planning to develop replacement and renovation plans as necessary as a result of its internal tests.

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

     The Company is still assessing the impact the EMU formation will have on both its internal systems and the products it sells. The Company will take appropriate corrective actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a material adverse effect on the Company's business, operating results and financial condition.

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

                          PART II.  OTHER INFORMATION.

ITEM 5. OTHER INFORMATION

     Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later January 5, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to March 6, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement. The Company currently believes that the 1999 annual meeting of stockholders will be held during the second week of June 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     NUMBER                           DESCRIPTION
     ------                           -----------
    1.0       Rights Agreement, dated as of June 13, 1997 between the
              Company and Harris Trust Company of California, including
              the Certificate of Designation of Series A Junior
              Participating Preferred Stock, Form of Right Certificate and
              Summary of Rights to Purchase Preferred Shares attached
              thereto as Exhibits A, B and C, respectively, which is
              incorporated by reference to the Form 8-A filed with the
              Securities and Exchange Commission on June 24,1997.
    3.1(1)    Certificate of Incorporation of the Registrant, as amended to date
    3.2       Amended and Restated Bylaws of the Company which is
              incorporated by reference to the current report on form 8-K filed with the Securities and Exchange Commission on June
              25, 1997
    4.1(1)    Specimen Common Stock certificate
    4.2(1)    Restated Investor Rights Agreement, dated March 7, 1994,
              among the Registrant and the investors and founders named
              therein
    10.1(1)   Form of Indemnification Agreement
    10.2(1)   1991 Stock Option/Stock Issuance Plan
    10.3(2)   1995 Stock Option/Stock Issuance Plan
    10.4(2)   Employee Stock Purchase Plan
    10.5(1)   Loan and Security Agreement between Silicon Valley Bank and
              Clarify Inc.
    10.6(1)   Lease by and between Orchard Investment Company Number 6.9 and Clarify Inc. dated March 16, 1992, as amended by the
              Second Amendment to Lease, dated 28-Feb-95
    10.7(1)   Master Equipment Lease Agreement by and between Costella
              Kirsch/GATXPartnership No. 1 and the Registrant, dated
              February 18, 1992
    10.8(1)   Master Equipment Lease Agreement by and between Venture
              Leasing Assoc. and the Registrant, dated May 7, 1991
    10.9(1)   Master Equipment Lease Agreement by and between Phoenix
              Leasing Incorporated and the Registrant, dated June 30, 1993
    10.10(3)  Offer Letter dated February 23,1998 between Anthony Zingale and Clarify Inc.
    10.11(3)  Stock Option Agreement between Anthony Zingale and Clarify
              Inc.
    10.12     Lease by and between CarrAmerica Realty Corporation and
              Clarify Inc. dated June 23, 1998.
    10.13     Stock Option Agreement between Jan A. Praisner and Clarify
              Inc.
    10.14     Stock Option Agreement between Kirsten Berg-Painter and
              Clarify Inc.
    10.15     Stock Option Agreement between Jeanne Urich and Clarify Inc.
    27.0      Financial Data Schedule for the nine months ended September
              30, 1998 (included only in the copy of this report filed
              electronically with the Commission)

---------------
(1) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File Number 33-97004) declared effective by the Securities and Exchange Commission on November 2, 1995.

(2) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File Number 33-98928)filed with the Securities and Exchange Commission on November 3, 1995.

(3) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K filed (File Number 000-26776) with the Securities and Exchange Commission on March 31, 1998.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1998                    CLARIFY INC.
                                   (Registrant)

                                   By: /s/ JAN A. PRAISNER
                                      ------------------------------------------
                                      Jan A. Praisner
                                      Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                       Financial Officer)

                                 EXHIBIT INDEX

NUMBER                            DESCRIPTION
------                            -----------
 1.0      Rights Agreement, dated as of June 13, 1997 between the
          Company and Harris Trust Company of California, including
          the Certificate of Designation of Series A Junior
          Participating Preferred Stock, Form of Right Certificate and
          Summary of Rights to Purchase Preferred Shares attached
          thereto as Exhibits A, B and C, respectively, which is
          incorporated by reference to the Form 8-A filed with the
          Securities and Exchange Commission on June 24,1997.
 3.1 (1)  Certificate of Incorporation of the Registrant, as amended to date
 3.2      Amended and Restated Bylaws of the Company which is
          incorporated by reference to the current report on form 8-K filed with the Securities and Exchange Commission on June
          25, 1997
 4.1 (1)  Specimen Common Stock certificate
 4.2 (1)  Restated Investor Rights Agreement, dated March 7, 1994, among the Registrant and the investors and founders named
          therein
10.1 (1)  Form of Indemnification Agreement
10.2 (1)  1991 Stock Option/Stock Issuance Plan
10.3 (2)  1995 Stock Option/Stock Issuance Plan
10.4 (2)  Employee Stock Purchase Plan
10.5 (1)  Loan and Security Agreement between Silicon Valley Bank and
          Clarify Inc.
10.6 (1)  Lease by and between Orchard Investment Company Number 6.9 and Clarify Inc. dated March 16, 1992, as amended by the
          Second Amendment to Lease, dated 28-Feb-95
10.7 (1)  Master Equipment Lease Agreement by and between Costella
          Kirsch/GATXPartnership No. 1 and the Registrant, dated
          February 18, 1992
10.8 (1)  Master Equipment Lease Agreement by and between Venture
          Leasing Assoc. and the Registrant, dated May 7, 1991
10.9 (1)  Master Equipment Lease Agreement by and between Phoenix
          Leasing Incorporated and the Registrant, dated June 30, 1993
10.10(3)  Offer Letter dated February 23, 1998 between Anthony Zingale and Clarify Inc.
10.11(3)  Stock Option Agreement between Anthony Zingale and Clarify
          Inc.
10.12     Lease by and between CarrAmerica Realty Corporation and
          Clarify Inc. dated June 23, 1998. Inc.
10.13     Stock Option Agreement between Jan A. Praisner and Clarify
          Inc.
10.14     Stock Option Agreement between Kirsten Berg-Painter and
          Clarify Inc.
10.15     Stock Option Agreement between Jeanne Urich and Clarify Inc.
27.0      Financial Data Schedule for the nine months ended September
          30, 1998 (included only in the copy of this report filed
          electronically with the Commission)

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.