Form 10-K405
period 1998-12-31
CLARIFY INC
filed 1999-03-31
CIK 1000782

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

MARK ONE
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE CALENDAR YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26776

                                 CLARIFY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0259235
       (STATE OF OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                                2125 O'NEL DRIVE
                           SAN JOSE, CALIFORNIA 95131
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 573-3000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $0.0001 PAR VALUE
  SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Approximate aggregate market value of the registrant's voting and non-voting common equity held by nonaffiliates of the Registrant (based on the closing sales price of such stock as reported in the NASDAQ Stock Market) on February 26, 1999 was $511,406,341. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding Common Stock at February 26, 1999 because such persons may be deemed to be affiliates. This exclusion is not a conclusive determination of such status for other purposes.

     The number of shares of Common Stock, $0.0001 par value, outstanding as of February 26, 1999 was 22,405,171.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III -- PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE ISSUED IN CONJUNCTION WITH THE REGISTRANT'S ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 10, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results of Operations." Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 1999. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

ITEM 1. BUSINESS

OVERVIEW

     Clarify Inc. ("Clarify" or the "Company"), founded in August 1990, is a leading developer and provider of enterprise-scale, Internet-ready front office applications for managing the quality and life of customer relationships. Clarify helps companies build service into every customer interaction across a variety of media with integrated solutions that automate call center, sales and marketing, technical support, field service and logistics, quality assurance, and help desk processes. By uniting the entire virtual enterprise around the customer, including suppliers and partners who help meet customer needs, Clarify helps companies attract, acquire and retain customers at significantly reduced costs.

     Clarify markets its software and services primarily through its direct sales organization. Clarify maintains sales and support offices throughout North America, Europe, and the Asia/Pacific region. A variety of industries employ Clarify's solutions, including telecommunications, high technology, financial services, healthcare, consumer products, and travel and entertainment. Clarify has approximately 650 customers including Automatic Data Processing, Inc., BP Amoco, Cisco Systems, Inc., General Electric Company, Georgia Pacific, The Gillette Company, Hewlett-Packard Company, Microsoft Corporation, and Sprint PCS. Clarify maintains its executive offices at 2125 O'Nel Drive, San Jose, California 95131.

INDUSTRY BACKGROUND

     Globalization, fierce competition, and a networked economy are significantly changing business dynamics. The opening of previously closed markets, the explosion of the Internet, and partnerships and alliances are all driven by a growing demand for better products and services in all areas of the world. Adding to these factors are industry deregulation, the growing number of mergers and acquisitions, and the continued flow of new capital to fund new business ventures. In addition, the Internet has spawned a virtual free flow of information around the globe affecting business models everywhere. The result is fierce competition in practically all markets.

     In today's highly competitive, fast-paced economy, businesses are finding that winning and keeping customers is an increasingly difficult challenge, a trend that poses a very real threat to a business's bottom line, while concurrently driving up the cost of acquiring new customers. Today's customers want more personalized service, and faster, unfettered access to products and services, as well as anytime, anywhere access to businesses across a variety of mediums, including the phone, fax, email, and the Web. Companies that cannot adapt to this new business model are losing their customers to those that can.

     Many companies and vendors have responded to these business trends by focusing their efforts on automating the direct sales force in an attempt to reduce sales costs. Others have focused their energies on support solutions in order to retain existing customers, often at the expense of acquiring new ones. However, neither of these strategies has provided companies with an integrated, long-term solution for effectively managing customer relationships across the entire customer life cycle.

     Businesses increasingly view customer loyalty as the key to maintaining long-term profitability, and they seek technology solutions that can directly improve the quality and life of customer relationships. In 1998, recognizing the need for an integrated solution across all customer-facing organizations, Clarify introduced the industry's first fully integrated front office solution. Clarify's front office solution integrates and automates marketing, sales, and service operations and provides a centralized database that maintains all customer information. By uniting the enterprise's approach to customers, Clarify's solutions promote collaboration that nurtures customer loyalty while serving the unique business needs of each organization within the business enterprise.

PRODUCTS

     Clarify's business solutions are designed for enterprises that place a premium on customer relationships. Clarify's solutions enable a company's customer-facing organizations to work together to provide superior customer service. For example, because of the power of Clarify's workflow management engine, Clarify customers can make commitments to certain business standards via Clarify business rules, such as responding to customer requests within 24 hours. Accountable managers are automatically notified when these commitments are not met.

     In 1998, Clarify adapted its business initiatives to address the emerging market for front office applications by introducing new products and enhancements of existing products.

     A key initiative in 1998 was Clarify's announcement of a major new release of its integrated suite of sales and service applications, Clarify FrontOffice 98(TM). With Clarify FrontOffice 98, Clarify delivered a mobile solution for field sales and service organizations. In addition, Clarify FrontOffice 98 addresses the needs of global enterprises by running in other operating system environments, supporting entry of data in other languages, and offering language localization for the Japanese market.

  Clarify FrontOffice 98

     Clarify FrontOffice 98 serves as the front line for customer interactions as well as the centralized resource for all customer information. Clarify FrontOffice 98 does this by integrating the efforts of a business's customer-facing organizations and unifying information about customers in a central database that is updated in real time. Clarify's Call Center Solution, Sales and Marketing Solution, Customer Service Solution, Field Service Solution, and Help Desk Solution leverage the latest database, Web, mobile, and intelligent software agent technology to help businesses make customer interaction consistent, knowledge-based, personalized, and shared across organizations.

  Clarify's Call Center Solution

     Industries such as telecommunications, financial services, insurance, and utilities are transforming the traditional roles of their call centers from sales-only or service-only organizations to multi-function "contact" centers that serve as the focal point for proactive customer relationship management. These call centers are consolidated entities that handle all types of contacts from all types of sources from customers calling for general information or requesting simple service to submitting an order via fax, email, or the Web. Competitive companies need a centralized resource for collecting and managing this data, plus representatives who are empowered to provide a broad range of services.

     In 1997, Clarify introduced ClearCallCenter(TM), a comprehensive solution that supports both inbound/outbound sales and service. In 1998, Clarify introduced an advanced scripting module with the latest release of ClearCallCenter called Script Manager. Script Manager features point-and-click tools to help call center managers design, test, and modify scripts to meet changing business needs. This capability promotes appropriate follow-up actions and initiates a wide range of actions, such as creating an order, launching another application, or sending an email.

  Clarify's Sales and Marketing Solution

     In 1998, Clarify also announced a major new release of its sales force automation system, Clarify ClearSales(R). Clarify ClearSales provides field sales teams with personalized customer and prospect information to maximize sales effectiveness. This application automates the entire sales process from opportunity and territory management to revenue forecasting, configuration, and quote generation.

     The new release includes mobile data synchronization and supports Target Account Selling (TAS), a popular sales methodology. TAS methodology leverages findings from empirical research and best practices gleaned from actual sales experiences to help sales people focus on the right issues, plan for sales opportunities, and communicate more effectively with other members of the sales team.

  Clarify's Customer Service Solution

     Clarify's customer service solution turns every customer interaction into an opportunity to capture valuable information which, in turn, can be utilized to create new programs, services, products, and enhancements, all custom designed to meet specific customer needs. The customer service solution ensures that customers have consistent access and results and closed-loop problem resolution.

     Clarify ClearContracts(TM) provides comprehensive out-of-the-box functionality for managing service contracts, by automating key contract information and processes. With ClearContracts, services marketing and sales representatives can quickly quote and sell complex offerings, and support representatives have entitlement information at their fingertips, ensuring service level agreement compliance and accurate billing.

     Clarify ClearSupport(R) utilizes features like configuration control, workflow, problem resolution, and ownership and commitment tracking to manage information flow within a service organization, By automating the entire customer service relationship, ClearSupport ensures that individual customer needs are addressed quickly and efficiently.

     Clarify ClearQuality(R) identifies, traces, catalogs, and verifies repairs on a continuous basis.

  Clarify Field Service Solution

     Clarify's field service solution is also comprised of ClearContracts and ClearSupport, in addition to, ClearLogistics(R) and ClearEnterprise Traveler(TM).

     ClearLogistics is a comprehensive, easy-to-use field service and logistics management system that consists of three components: Field Operation, Order Operation, and Spares Manager. Together, they provide functionality for dispatching field technicians and managing spare parts and inventory. A key component of Clarify's field service and logistics solutions, ClearLogistics Depot Repair, automates and tracks the critical components of the repair process for service inventory, such as time, materials, and repair expense, allowing organizations to repair orders faster and improve profitability.

     In 1998, Clarify announced the next generation of its field service solution and its incorporation of ClearEnterprise Traveler, Clarify's highly scalable data synchronization module for mobile field service users.

  Clarify Help Desk Solution

     For internal support needs, Clarify's ClearHelpdesk(TM) enables businesses to quickly handle employee inquiries regarding a wide variety of issues such as technology, benefits, and facilities. In 1997, Clarify introduced new asset management capabilities, including an Inventory Management Utility that works with Microsoft's Systems Management Server (SMS). In 1998, additional functionality that automated the fulfillment of recurring change requests was introduced. Widely adopted by large corporations with enterprise help desks, including Transamerica Corporation, The Gillette Company, Hewlett Packard Company, BP Amoco, Georgia Pacific, and Corning Clinical Labs, ClearHelpdesk was honored with a "product of the year" award from CTI Magazine in 1998.

  Telecommunications

     An industry in evolution, the telecommunications market is moving towards the concept of integrated carriers, with service providers seeking broader portfolios and initiating mergers and partnerships with other industry players. As competition increases and technologies converge, service becomes the best and sometimes the only differentiator among telecommunications providers.

     Clarify's solution for the telecommunications marketplace, Clarify CommCenter(TM), is an enterprise-scale, Internet-ready suite of operations support systems (OSS) applications. Clarify CommCenter uniquely links the sales and service sides of the telecommunications business. Within the same application, providers can create orders, answer questions, process trouble tickets, and update the status as problems move towards resolution. Because it spans both the sales and service sides of telecommunications, Clarify CommCenter streamlines the communication of critical customer and problem information across the enterprise. Clarify CommCenter also allows service providers with disparate customer care systems to communicate service orders, trouble-ticket information, and resolutions automatically across organizational boundaries.

     Clarify entered the telecommunications market in 1996, and today telecommunications comprises approximately 25% of Clarify's total global business. Clarify is a leading provider of end-to-end solutions in the telecommunications industry with customers in every segment of the market:
Competitive Local Exchange Carriers (CLEC's) , Incumbent Local Exchange Carriers (ILEC's). Internet Service Providers (ISP's), networking vendors, Telecom Equipment providers, wireless providers, direct broadcast satellite companies, and Interexchange Carriers (ISC's)/global carriers.

TECHNOLOGY

     The Clarify product family is based upon an open and flexible client/server architecture that easily adapts to growth and change. The architecture ensures high performance and scalability by optimizing resource usage at all levels (client, server, and network) even as an organization expands its operation from tens to thousands of users. Clarify's strategic yet flexible distribution of application logic across clients and servers delivers application functionality to organizations, regardless of how the customer chooses to deploy Clarify's products, i.e. over LANs, WANs, the Internet, or mobile connections.

     Clarify devotes substantial resources to develop technologies that enable front office organizations to ensure internal accountability and unique treatment of customers, which Clarify believes provides it with a competitive advantage. Key technologies include:

     Workflow Engine. Clarify integrates a powerful workflow management engine into its support products to ensure that every customer request is "owned" by a single individual, with automated notification and escalation capabilities to ensure that commitments are always met. Clarify also allows users to base commitments on their customers' business hours, enabling organizations to run a more customer-focused business. Desktop reports, real-time alerts and messaging functions help schedule tasks and manage activities, while business rules notify managers of potential issues, giving them more time to spend on proactive account management.

     Problem Resolution System. Clarify helps companies leverage their experts' knowledge across the enterprise, providing a public knowledge base of solutions that enables front-line staff to address more customer requests on the first call. Clarify's Full-Text Search product helps support specialists solve problems for the first time and build the business's knowledge base. All of the support specialists' diagnostic work, such as the symptoms identified and diagnostic hints answered, can be captured by the system and associated with the new problem description. In this way, the problem description is entered only once by the support specialist who has done all the research, and who is therefore the most qualified to describe the problem and solution accurately. Together, these products enable support representatives to identify previously solved problems efficiently and provide customers rapidly with consistent, high-quality solutions. Tasks can even be "subcontracted" to other specialists to complete, enabling enterprise-wide teams to collaborate on customer requests.

     World Wide Web Access. Clarify's ClearExpress(TM) products enable customers and employees to help themselves by putting them in direct contact with a business's knowledge base over the World Wide Web for access to product, solution and support information. These products are ready to use "out of the box" and require no customization or application building to integrate Web functionality into a business's front office solution. Customers can create cases, verify status and troubleshoot problems. ClearExpress products can also be used to leverage corporate Intranets to support internal information-sharing needs, such as those of a help desk or human resources organization.

     In 1998 Clarify introduced its next-generation architecture: Clarify Business Object architecture. This is an advanced multi-tier, object-oriented technology infrastructure that will serve as the foundation for all new Clarify products as well as upgrades to the existing product line. Clarify's new architecture moves beyond the capabilities of traditional client/server and three-tier architectures to provide increased flexibility to meet changing business needs. Clarify customers will be able to customize applications with a single tool and deploy them via LANs, WANs, and the Internet on a wide variety of desktop platforms. As a result, Clarify customers will be able to customize and distribute functionality quickly based on business needs rather than technological constraints.

     Benchmarks of Clarify's front office suite demonstrated Clarify's ability to support up to 5,000 concurrent users with sub-second average response times on Microsoft's Windows NT Server and SQL Server platforms and up to 30,000 concurrent users with sub-second average response times on an HP-UX server and Oracle database. These record-setting benchmarks more than double existing benchmark results of other enterprise front office solutions and demonstrate both the exceptional performance and scalability of Clarify's product suite.

SALES AND MARKETING

     Clarify markets its software and services primarily through its direct sales organization. To support its sales force, the Company conducts marketing programs that include public relations, advertising, World Wide Web and Internet marketing, direct mail, trade shows, product seminars, user group conferences, and ongoing customer communication programs. Field sales professionals and sales engineers are located throughout the United States, the United Kingdom, Germany, France, Japan, Australia, Canada, and Singapore.

     Clarify announced reseller agreements with Hewlett Packard Co., Fujitsu, and NEC in 1998, which are in addition to its existing reseller agreements with Ernst & Young Technologies, Inc. (EYT) and Compaq Computer Corporation. NEC will resell the Japanese version of the Clarify front office suite.

     An integral part of Clarify's strategy is to expand its direct sales internationally. International revenue amounted to 25% of Clarify's total revenues in 1998, up from 14% of total revenues in 1996 and 10% of total revenues in 1997.

     There can be no assurance that Clarify can retain its existing sales personnel or that it can attract, assimilate and retain highly qualified sales personnel in the future. If Clarify is unable to hire such people on a timely basis, the Company's business, operating results, and financial condition could be adversely affected. Furthermore, there can be no assurance that the expansion of Clarify's sales force will result in significant revenue growth. See "Certain Factors That May Affect Future Results of Operations -- International Operations."

CUSTOMER SERVICE AND SUPPORT

     Clarify's solutions approach to this marketplace is uniquely focused on driving business results. After installation and deployment, Clarify offers its customers dedicated services for improving the effectiveness of their Clarify applications with a focus on achieving specific business goals.

     Clarify's shift to a solutions focus began in 1997, when Clarify began to expand its professional consulting service offerings as well as its service and support staff and revamp the service delivery model to increase accessibility and speed resolution time. A CustomerCARE call center introduced in 1997 provided Clarify customers with a single point of contact where they could get answers to a sales or service question across a variety of media, including phone, fax, email, or Web interactions. The new service model included comprehensive system administration courses and project team training programs for applications, customization tools, and data models.

     Clarify's emphasis on a solutions approach to this marketplace continued in 1998. During 1998, the Company implemented proactive internal training programs to improve the quality of customer service and established new laboratories for testing and improving customer responsiveness.

     Today Clarify delivers services through a variety of programs. Clarify's professional services organization focuses on rapid deployment, knowledge transfer, and customer self-sufficiency. Clarify's network of software and system integration alliance partners extend those services globally. Clarify University provides a complete portfolio of education for customer knowledge and productivity with Clarify software. On-site training services are also provided to customers upon request at a higher cost. Exceptional technical and non-technical customer service is enabled by improved CustomerCARE services. ClearEdge services help Clarify customers maintain the competitive advantage gained through Clarify solutions with programs for continuous improvement.

     Supplementing its training and technical support services, Clarify's consultants and third-party consulting organizations, such as Andersen Consulting, Ernst & Young, Technology Solutions, and Cambridge Technology Partners, support Clarify's customers and provide customization, interface specification, and implementation and integration services. To help deploy Clarify solutions more quickly and more smoothly, in 1998, Clarify developed several service packages for use by its internal staff, system integrators, and consultants. The Company also developed a single, globally deployed service delivery methodology to support its growth as a provider of global solutions. In addition, Clarify expanded its training centers worldwide, ending 1998 with training centers throughout North America, Europe, and Australia.

PRODUCT DEVELOPMENT

     The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. Clarify believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. There can be no assurance, however, that Clarify will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, or that Clarify will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If Clarify is unable, for technological or other reasons, to develop and introduce new products or enhancements successfully, Clarify's business, operating results, and financial condition would be materially adversely affected. See "Certain Factors That May Affect Future Results of Operations -- Dependence on New Products and Rapid Technological Change."

     In addition, complex software products as complex such as those offered by Clarify may contain undetected errors or failures when first introduced or when new versions are released. Clarify has in the past discovered software errors in certain of its new products and enhancements and has experienced delays or lost revenues during the period required to correct those errors. There can be no assurance that, despite testing by Clarify and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results, and financial condition. See "Certain Factors That May Affect Future Results of Operations -- Risk of Product Defects."

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

     Clarify's total expenses for research and product development for fiscal years, 1996, 1997, and 1998 were $10.4 million, $16.8 million, and $20.3 million, respectively. Clarify anticipates that it will continue to commit substantial resources to research and product development in the future and that product development expenses may increase in absolute dollars in future periods. All of the Company's expenditures for research and development have been expensed as incurred.

COMPETITION

     The front office solutions market, including the markets for customer service, field service and logistics, help desk, quality assurance and sales and marketing applications, is currently intensely competitive, highly fragmented, and subject to rapid change. More and more companies are entering this market as technologies converge and awareness of the importance of managing customer relationships heightens.

     Clarify believes that the principal competitive factors affecting the markets for its products include quality, functionality, performance, breadth of product line, integration of products, frequency of upgrades and updates, manageability of products, customer support, company reputation, and price. Competitors vary in size and in the scope and breadth of the products and services offered. Clarify encounters competition from a number of sources, including: (i) other software companies; (ii) third-party professional services organizations that develop custom software; and (iii) management information systems departments of potential customers that develop custom internal software. In addition, Clarify expects additional competition from other established and emerging companies as the front office solutions market continues to develop and expand. Among the most notable are the dominant vendors of back office solutions who, as their market matures, see the potential of the front office space. Increased competition could result in price reductions, lower sales, reduced gross margins, and loss of market share, any of which could materially adversely affect Clarify's business, operating results, and financial condition.

     Among software companies competing with Clarify, principal competitors include Siebel Systems, Inc. and The Vantive Corporation. In addition, a number of Enterprise Resource Planning vendors, including Oracle Corporation and SAP, have announced front office offerings. Some of Clarify's current competitors, and many of Clarify's potential competitors, have significantly greater financial, technical, product development, marketing and other resources than Clarify. Some companies, particularly those perceived to have businesses devoted to the internet and e-commerce spaces, may be able to raise substantial amounts of capital in the public or private equity markets to fund additional expenditures and growth. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Clarify.

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

     The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these third-party implementation providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and maintain effective, long-term relationships with these third parties, it would adversely affect the Company's competitive position. Furthermore, there can be no assurance that these third parties, many of which have significantly greater financial, marketing and technical resources than the Company, will not in the future compete directly with the Company or otherwise discontinue their relationship with or their support of the Company and its products.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company's success is heavily dependent upon proprietary software technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or infringe proprietary aspects of the Company's products or engage in the unauthorized use of information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that its competitors will not independently develop similar technology.

     The Company is not aware that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers in the Company's industry segment will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on commercially reasonable terms or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 630 employees. The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. Other risks are presented elsewhere in this report and in the Company's periodic filings with the Securities and Exchange Commission.

  Limited Operating History; Limited and Variable Profitability

     The Company was founded in August 1990 and began shipping products in September 1992. The Company has experienced substantial revenue growth in recent years, but its profitability, as a percentage of net revenues, has varied widely on a quarterly and annual basis, including net operating losses in each fiscal year from inception through 1994. Due to the Company's limited operating history on a significant international scale, the rate of growth of the Company's business and the variability of operating results in past periods, there can be no assurance that the Company's revenues will continue at the current level or will grow, or that the Company will be able to sustain profitability on a quarterly or annual basis.

  Variability of Quarterly Operating Results

     The Company's net revenues and operating results can vary, sometimes substantially, from quarter to quarter. In general, the Company's revenues, and, in particular, license fees, are relatively difficult to forecast for a number of reasons, including (i) the size and timing of individual license transactions, (ii) the level of price and product competition, (iii) demand for the Company's products, (iv) the potential for deferral or delay of customer implementations of the Company's software, (v) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vi) changes in customer budgets, (vii) changes in pricing policies by the Company or its competitors, and (viii) seasonality of technology purchases and other general economic conditions.

     The Company's software products generally are shipped as orders are received. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. In addition, there has been and continues to be a trend toward larger enterprise license transactions, which often require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close any expected individually significant transactions could cause the Company's revenues and operating results in a period to fall short of expectations, and could result in revenue losses. In addition, revenues in any one quarter are not indicative of revenues in any future period.

     The Company believes the purchase of its products generally involves a significant commitment of capital; customers have tended to implement the products on a large scale and must establish certain minimum hardware capabilities. As a result, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer buying patterns. In recent years, for example, the Company has generally had weaker demand in the first quarter.

     The foregoing factors make estimating quarterly revenues and operating results prior to the end of a quarter uncertain. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a substantial portion of the Company's expenses are relatively fixed in any given quarter. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. The Company plans to increase expenditures to fund continued expansion of international operations, a larger worldwide direct and indirect sales and marketing staff and related marketing expenditures, development of new distribution and resale channels, greater levels of research and development, and broader customer service and support capability, although annual expenditures will depend upon ongoing operating results and evolving business needs. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's revenues, operating results and financial condition would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the market price of the Company's common stock would likely be materially adversely affected.

  Continued Volatility of Stock Price

     In the past, the price of the Company's common stock has been volatile. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates or purchase recommendations by analysts or other factors could cause the market price of the Company's common stock to fluctuate substantially, particularly on a quarterly basis. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results of such companies. These fluctuations, as well as general economic, market and political conditions, such as international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation brought against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  Management of Growth

     The Company has grown rapidly in the last three years. The growth of the Company's business and the expansion of the Company's customer base has placed a significant strain on the Company's management and operations. The Company's recent growth and expansion have resulted in substantial increases in the number its employees and the geographic area of its operations. The Company's ability to support the growth of its operations will be substantially dependent upon securing highly trained internal and third-party resources to conduct pre-sales activity, product implementation, training and other customer support services. To accommodate this growth and the expected expansion of its staff, the Company's officers and other key employees will be required to improve and implement a variety of operational and financial systems and procedures, to expand, train and manage its employee base and to engage and work effectively with third-party implementation providers. There can be no assurance that the Company will be able to manage its recent or any future expansion successfully. Any inability to do so would likely have a material adverse effect on the Company's business, results of operations and financial condition.

  Integration of Acquired Businesses or Technologies

     The Company may acquire or make investments in complementary businesses, products, services or technologies. From time to time, we have had discussions with companies regarding the acquisition of, or investment in, their businesses, products, services or technologies. There can be no assurance that the Company will be able to identify suitable acquisition or investment candidates. Even if the Company identifies suitable candidates, there can be no assurance that the Company will be able to make sure acquisitions or investments on commercially acceptable terms, if at all. The Company may have difficulty in assimilating the personnel and operations of any company that the Company may acquire. In addition, the key personnel of the acquired company may decide not to work for the Company. Furthermore, the Company may have difficulty in converting the business strategy of any acquired company into one that is consistent with the Company's strategic goals, or assimilating the products, services or technologies of companies we may acquire into our operations. These difficulties could disrupt the Company's ongoing business, distract management and employees, increase expenses and adversely affect results of operations due to accounting requirements such as goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

  International Operations

     The Company established its European headquarters in the United Kingdom in 1994. Since then, additional offices have been opened in Germany, France, Japan, Australia, Canada, and Singapore. To support the growth of the Company's international operations, the Company continues to incur significant costs to build its service and support infrastructure in advance of anticipated revenues. Operating costs in many countries, including some of those in which the Company operates, are often higher than in the United States. As a result of such international expansion, the Company must continue to implement and improve its operational and financial systems and procedures and to expand, train and manage both its employee base and its relationships with third-party implementation providers. International expansion has placed, and is expected to continue to place, a significant strain on the Company's management and operations. There can be no assurance that the Company's international operations will continue to be successful or that the Company will be able to manage effectively the increased level of international operations. To the extent that the Company is unable to do so in a timely manner or is unable to manage these activities effectively, the Company's growth in international revenues, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     Furthermore, future increases in the value of the U.S. dollar abroad could make the Company's products less competitive in international markets. As the Company increases its international operations, it may be materially adversely affected by fluctuations in international currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies. While the Company's efforts to hedge foreign currency denominated intercompany balances are designed to limit its exposure to fluctuations in foreign currency exchange rates, there can be no assurance that its efforts will have such an effect. To the extent that any exchange rate fluctuations would have had a positive impact on the Company's financial performance, the effect of such hedging transactions could be to eliminate or reduce the gains that would have otherwise accrued to the Company. Furthermore, the Company is subject to foreign exchange rate fluctuations as the financial results of its international subsidiaries are translated into U.S. dollars in consolidation.

     Additional risks inherent in the Company's international business activities include, among others, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in other countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of other laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations and financial condition.

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

     Because of the attendant complexity, larger implementations can involve multiple-quarter implementation cycles. When the Company has provided consulting services to implement certain larger projects, a few customers have in the past delayed payment of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance that the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

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

     The Company has in the past introduced product upgrades and enhancements on a frequent basis, and expects to continue to introduce upgrades and enhancements of its existing products. The Company also currently plans to introduce and market new products. The upgrades, enhancements and new products are subject to significant technical risks, including the difficulty of ensuring that such products will permit successful migration of customer data from a variety of existing platforms. In the past, the Company has experienced delays in development, which have resulted in delays in the commencement of commercial shipments of new products and enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance on a timely basis, or that the Company's current or future products will conform to industry requirements. If any potential new products, upgrades or enhancements, including the next version of ClearSupport, are delayed, experience quality problems or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected

  Dependence Upon Key Personnel

     The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its key personnel. In addition, in the past, the Company has experienced there has been turnover in certain key personnel, including resignations by the Vice-President of Marketing and Vice-President of Customer Service and Support in February 1998, and the Chief Financial Officer in August 1997. In March 1998, the Company's President and Chief Executive Officer, Dave Stamm, assumed the position of Chairman of the Board and the current President and Chief Executive Officer was appointed, and in April 1998, the current Chief Financial Officer was appointed. Furthermore, in July 1998, the current Senior Vice-President of Worldwide Professional Services and a Vice-President of Worldwide Marketing were appointed. Additions of new, and departures of existing, personnel, particularly in key positions, could have a material adverse effect upon the Company's business, operating results, and financial condition. The

Company's future performance depends significantly upon the continued service and performance of these officers. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales, financial and managerial personnel. The Company recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to increase the total number of employees significantly in the future. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales, financial and managerial employees or that it will be able to attract, assimilate or retain other highly qualified technical, sales, financial and managerial personnel in the future.

  Product Concentration

     To date, a significant portion of the Company's revenues have been attributable to sales of Clarify FrontOffice 98 suite of products. As a result, factors adversely affecting the pricing of or demand for Clarify FrontOffice 98, such as competition or technological change, could have a material adverse effect on the Company's business, operating result, and financial condition. Clarify's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Clarify FrontOffice 98. There can be no assurance that the Company will continue to be successful in marketing Clarify FrontOffice 98 or other products.

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

  Year 2000 Compliance

     As is true for most companies, the Year 2000 computer issue creates a risk for the Company. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches and has formed a task force to address its Year 2000 readiness.

  Project

     The Company's Year 2000 project is divided into four major sections -- Information Technology (including both hardware systems and application software), Product (including embedded software), Facilities (such as security system and building equipment), and Suppliers. The general phases common to all sections are (1) inventorying Year 2000 items; (2) assigning risks to identified items as fatal, critical or marginal; (3) assessing the Year 2000 compliance of items; (4) testing of items; and (5) repairing, renovating or replacing fatal or critical items that are determined not to be Year 2000 compliant.

  Product

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

          (4) Leap year -- the product recognizes Year 2000 as a leap year.

     The Company's current products meet all the requirements for general integrity, data integrity, implicit century and recognize Year 2000 as a leap year. As an added measure of security, the Company is negotiating a contract with an independent third-party for certification of compliancy for its Clarify FrontOffice 98 suite. The estimated completion of the results of the third-party certification is April, 1999.

  Information Technology

     The Company has completed the first three phases of the Information Technology section. A hardware and software inventory has been conducted and relevant suppliers have been rated fatal, critical or marginal. Based on the rating and other factors, a certification completion date has been assigned to each item. Available vendors' statements of compliance have also been reviewed. Internal testing plans have been developed for the Company's core business systems. The Company has completed testing of its critical business systems and is in the process of determining what, if any, remediation is required for such systems. The Company expects to complete its testing of ancillary systems by May 31, 1999. Since the systems and technologies used internally have been developed in the late 1980's and 1990's, the Company does not anticipate having major Year 2000 issues in its Information Technology section.

  Facilities and Suppliers

     The Company did not test and therefore does not warranty any third party elements or applications distributed as part of Clarify FrontOffice 98 (CFO98) Bill of Materials, when such elements or applications are run in standalone mode. Clarify has tested, and therefore certifies to be Year 2000 complaint, only the custom implementations of third party elements or applications, accessible only from within the CFO98 application and only when CFO98 is properly installed, properly used and unmodified by clients. The Company is, however, seeking assurances from all its vendors that licensed software contained within the CFO98 distribution is Year 2000 compliant.

     The Company is moving its headquarters' facilities in May 1999 and is requiring all products and facilities vendors participating in the new facility to warranty their products as well as their company status as being Year 2000 ready. Also, the Company has completed approximately 90% of the inventorying, prioritizing and assessing phases and approximately 50% of the testing and repairing, renovating and replacing phases of the Suppliers section, respectively. The Company does not believe it is in high risk with regard to these two sections and plans to complete all phases by April 30, 1999.

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated cost of the Year 2000 project is approximately $400,000. The use of internal resources or existing infrastructure is not accounted for in this estimate. The total amount expended through December 31, 1998 was approximately $45,000 to purchase lab testing equipment. The estimated future cost of completing the Year 2000 project is estimated to be approximately an additional $105,000 to augment staff and to purchase additional testing equipment and approximately an additional $250,000 to obtain independent third-party compliance certification on the company's current products. The Company's has and plans to fund its Year 2000 project from its operating cash flows. The estimated cost of the Company's Year 2000 project does not represent a percentage of the Company's planned 1999 budget for computer hardware and software. The Company does not anticipate that any existing Information Technology projects will need to be deferred as of part of its Year 2000 efforts.

     Though the Company's Year 2000 project is expected to reduce the Company's level of uncertainty about Year 2000 problems significantly, failure to correct known or unknown material Year 2000 problems could result in delay or loss of revenues, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially adversely effect the Company's business, operating results, or financial condition. The Company does not currently have any information concerning the Year 2000 compliance status of its customers' business operations, beyond compliance with respect to Clarify products. As is the case with other similarly situated software companies, if the Company's current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected. In addition, some commentators have predicted significant litigation regarding Year 2000 compliance issues. Due to the unprecedented nature of such litigation, the Company is uncertain whether or to what extent it may be affected by it.

     The Company is in the process of assessing compliance on plans to develop a contingency plan which is expected to be complete during the third quarter of fiscal 1999. This contingency plan will be for all core business functions to protect against a potential break in continuity of operations in any of its critical operational areas. The cost of developing and implementing such plans is not projected to be material. The Company is also developing replacement and renovation plans as necessary as a result of its internal tests.

  Euro Conversion

     The Company is aware of the issues associated with the forthcoming changes in Europe aimed at forming an European economic and monetary union (the "EMU"). One of the changes resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the "Euro", on January 1, 1999. On that day, the Euro became a functional legal currency within these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the French Franc or Deutschemark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro.

     The Company is dedicated to properly addressing issues associated with EMU. The Company recognizes that by January 1, 2002, all its customers in the participating countries in Europe will need to have converted all the values in their databases to the Euro, having previously reflected all values in the appropriate local currencies. Furthermore, the Company will ensure that its internal systems will be able to deal with the changes that will be taking place. At this time, it is not possible to say what the costs associated with addressing the issue will be and there can be no assurance that this issue and its related costs will not have a materially adverse effect on the Company's business, operating results, and financial condition.

  Effect of Certain Charter Provisions

     The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock. Furthermore, certain provisions of the Company's Certificate of Incorporation, Bylaws, Stockholder Rights Plan, and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 2. PROPERTIES

FACILITIES

     The Company's principal administrative, sales, marketing, support, research and development facility is located on approximately 100,375 square feet of space in San Jose, California. This facility is leased to the Company through November 2001. However, the Company has signed a lease for a new facility and is planning to move its principal offices to another location in San Jose, California consisting of four buildings totaling 258,048 square feet of space each with a separate lease. The leases for these facilities commence upon substantial completion of the leasehold improvements to each facility with estimated completion dates ranging from May 1999 to August 2000. Each lease term is seven years with three successive five-year renewal options. The lease on the current facility will effectively be terminated upon moving to the new facility.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock is traded over-the-counter on the NASDAQ Stock Market System under the symbol CLFY. The table below sets forth the high and low closing prices per share of the Company's Common Stock for each quarterly period during the past two fiscal years as reported by the National Association of Securities Dealers, Inc.

                                                                 QUARTERS ENDED
                                 -------------------------------------------------------------------------------
                                                  1997                                     1998
                                 --------------------------------------   --------------------------------------
                                 MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                 -------   -------   --------   -------   -------   -------   --------   -------
Closing Price:
  High.........................  $52.75    $26.75     $19.13    $15.88    $15.00    $15.19     $14.81    $24.44
  Low..........................  $18.75    $ 6.50     $ 9.38    $10.06    $11.63    $11.00     $ 8.25    $ 7.38

     The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates or purchase recommendations by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. As of February 26, 1999, the approximate number of common stockholders of record was 149. Since much of the Company's Common Stock is held by brokers and other institutions on behalf of stockholders, the company is unable to estimate the total number of stockholders represented by these record holders.

     The Company has never paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

     The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock. Furthermore, certain provisions of the Company's Certificate of Incorporation, Bylaws, Stockholder Rights Plan, and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1994       1995       1996       1997        1998
                                          -------    -------    -------    -------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
  Revenues:
     License fees.......................  $ 7,001    $15,749    $39,139    $59,214    $ 84,874
     Services...........................    5,526      9,148     17,183     29,003      45,636
                                          -------    -------    -------    -------    --------
          Total revenues................   12,527     24,897     56,322     88,217     130,510
                                          -------    -------    -------    -------    --------
  Cost of revenues:
     License fees.......................      400        759      1,409      2,400       2,424
     Services...........................    3,419      5,714     10,711     18,149      26,165
                                          -------    -------    -------    -------    --------
          Total cost of revenues........    3,819      6,473     12,120     20,549      28,589
                                          -------    -------    -------    -------    --------
  Gross margin..........................    8,708     18,424     44,202     67,668     101,921
  Operating expenses:
     Product development and
       engineering......................    3,951      5,547     10,384     16,777      20,329
     Sales and marketing................    4,162      9,017     20,351     38,054      61,389
     General and administrative.........    1,632      2,336      4,920      7,903      10,094
     Merger costs.......................       --         --      1,061         --          --
                                          -------    -------    -------    -------    --------
          Total operating expenses......    9,745     16,900     36,716     62,734      91,812
                                          -------    -------    -------    -------    --------
  Operating income (loss)...............   (1,037)     1,524      7,486      4,934      10,109
  Interest and other income (expense),
     net................................      (57)       109      1,644      1,304       1,507
                                          -------    -------    -------    -------    --------
  Income (loss) before income taxes.....   (1,094)     1,633      9,130      6,238      11,616
  Provision for income taxes............       --        129        940      2,308       4,298
                                          -------    -------    -------    -------    --------
  Net income (loss).....................  $(1,094)   $ 1,504    $ 8,190    $ 3,930    $  7,318
                                          =======    =======    =======    =======    ========
  Basic net income (loss) per share.....  $ (0.28)   $  0.09    $  0.41    $  0.19    $   0.34
                                          =======    =======    =======    =======    ========
  Diluted net income (loss) per share...  $ (0.28)   $  0.09    $  0.38    $  0.18    $   0.32
                                          =======    =======    =======    =======    ========
  Shares used in per share
     computations:(1)
     Basic..............................    3,975     16,250     20,143     20,909      21,683
                                          =======    =======    =======    =======    ========
     Diluted............................    3,975     17,351     21,768     22,164      22,592
                                          =======    =======    =======    =======    ========

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1994      1995       1996       1997        1998
                                           ------    -------    -------    -------    --------
                                                       (IN THOUSANDS)
Balance Sheets Data:
  Working capital........................  $3,908    $30,129    $35,586    $40,911    $ 58,669
  Total assets...........................   9,884     42,283     70,684     86,831     122,600
  Long-term obligations..................     654      1,047         --         --          --
  Retained earnings (accumulated
     deficit)............................  (7,950)    (7,672)     1,565      5,492      12,810
  Total stockholders' equity.............  $4,368    $31,482    $46,945    $57,097    $ 71,319

---------------
(1) See Note (2) to Consolidated Financial Statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results of Operations." Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 1999. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

     The following table sets forth the percentage of total revenues for certain items in the Company's Consolidated Statements of Income data for the years ended December 31, 1996, 1997 and 1998.

                           PERCENT OF TOTAL REVENUES

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
Revenues:
  License fees..............................................   69.5%     67.1%     65.0%
  Services..................................................   30.5      32.9      35.0
                                                              -----     -----     -----
          Total revenues....................................  100.0     100.0     100.0
                                                              -----     -----     -----
Cost of revenues:
  License fees..............................................    2.5       2.7       1.9
  Services..................................................   19.0      20.6      20.0
                                                              -----     -----     -----
          Total cost of revenues............................   21.5      23.3      21.9
                                                              -----     -----     -----
Gross margin................................................   78.5      76.7      78.1
Operating expenses:
  Product development and engineering.......................   18.4      19.0      15.6
  Sales and marketing.......................................   36.1      43.1      47.0
  General and administrative................................    8.8       9.0       7.7
  Merger costs..............................................    1.9        --        --
                                                              -----     -----     -----
          Total operating expenses..........................   65.2      71.1      70.3
                                                              -----     -----     -----
Operating income............................................   13.3       5.6       7.8
Interest and other income, net..............................    2.9       1.5       1.1
                                                              -----     -----     -----
Income before income taxes..................................   16.2       7.1       8.9
Provision for income taxes..................................    1.7       2.6       3.3
                                                              -----     -----     -----
Net income..................................................   14.5%      4.5%      5.6%
                                                              =====     =====     =====

RESULTS OF OPERATIONS

REVENUES

     Total revenues increased from $56.3 million in 1996 to $88.2 million in 1997 to $130.5 million in 1998, representing year over year increases of 57% and 48%, respectively. The Company does not believe that the percentage increases in revenues achieved in prior periods should necessarily be anticipated in future periods. International revenue accounted for approximately 14%, 10% and 25% of total revenues in 1996, 1997, and

1998 respectively. No one customer accounted for more than 10% of total revenues in 1996, 1997 or 1998. The Company's revenues are derived primarily from license fees and charges for services, including maintenance, consulting and training. License fee revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation and fees from sublicensing third-party software products. Service revenues consist primarily of maintenance, consulting and training revenues. Consulting services consist primarily of implementation services related to the installation of the Company's software and do not include significant customization to or development of the underlying software code.

     License Fees. License fee revenues increased from $39.1 million in 1996 to $59.2 million in 1997 to $84.9 million in 1998, representing year over year increases of 51% and 43%, respectively. The increase in license fee revenues was due to further market acceptance of the Company's existing products, continued enhancement of such products and increased breadth of the Company's product offerings. Additionally, the growth was also attributable to increased follow-on sales to existing customers, sales of the Company's products to new industry segments and increased sales as a result of the expansion of the Company's direct sales force and marketing organization. The Company expects that license revenues will fluctuate as a percentage of total revenues in the future depending on the timing of new product introductions, customer buying patterns, the Company's pricing actions, competition, and other factors. Further, the Company does not believe that license fee revenues in any one period are indicative of license fee revenues in any future period.

     Services. Revenues from services increased from $17.2 million in 1996 to $29.0 million in 1997 to $45.6 million in 1998, representing year over year increases of 69% and 57%, respectively. The growth in service revenues was due to an increase in maintenance and maintenance renewals, and to a lesser extent, consulting and training services associated with increased sales of the Company's applications. The Company expects revenues from services to increase in future periods as the customer installed base increases, though the percentage increases in service revenues achieved in prior periods should not be anticipated in future periods.

COST OF REVENUES

     Cost of License Fees. Cost of license fees consists primarily of the costs of sublicensing third-party software products, product media, product duplication, product documentation and shipping. Costs related to research, design and development of products are charged to product development and engineering expense as incurred. Cost of license fees increased from $1.4 million in 1996 to $2.4 million in 1997 and remained at $2.4 million in 1998, representing 4%, 4% and 3% of license fee revenues for 1996, 1997 and 1998, respectively. Cost of license fees as a percentage of license fees may fluctuate from period to period due to the increased or decreased sale of royalty bearing software products and related negotiations for such royalty agreements. The dollar amount remained flat for 1998 compared to 1997 due to lower royalties paid to third party software suppliers as a result of renegotiated royalty agreements

     Cost of Services. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. Cost of services increased from $10.7 million in 1996 to $18.1 million in 1997 to $26.2 million in 1998, representing 62%, 63% and 57%, respectively, of the related service revenues in 1996, 1997, and 1998. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. The absolute dollar increases are due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base. The Company expects to make continued investments in its service organization in order to support the Company's customer installed base and anticipates that cost of services will increase in absolute dollars in future periods.

  Operating Expenses

     Product Development and Engineering. Product development and engineering expenses increased from $10.4 million in 1996 to $16.8 million in 1997 to $20.3 million in 1998, representing 18%, 19% and 16% of total revenues in 1996, 1997 and 1998, respectively. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in absolute dollars was primarily attributable to an increase in personnel and related overhead costs as well as consulting expenses. The Company currently anticipates that product development and engineering expenses will increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

     Sales and Marketing. Sales and marketing expenses increased from $20.4 million in 1996 to $38.1 million in 1997 to $61.4 million in 1998, representing 36%, 43% and 47% of total revenues in 1996, 1997 and 1998, respectively. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the further expansion of the Company's worldwide sales and marketing organization and higher sales commissions associated with increased revenue and increased marketing activities. The increase in sales and marketing expenses as a percentage of total revenues for 1998 compared to 1997 reflects the continuing investment that the Company made during 1998 to expand both its direct sales force and other distribution channels. The Company intends to continue to invest substantial resources in expanding its direct sales force, both domestic and international, expanding its other distribution channels, and conducting marketing programs to support existing and new product offerings. Accordingly, sales and marketing expenses are expected to increase in absolute dollars in future periods.

     General and Administrative. General and administrative expenses increased from $4.9 million in 1996 to $7.9 million in 1997 to $10.1 million in 1998, representing 9% of total revenues in 1996 and 1997 and 8% of total revenues in 1998. General and administrative expenses consist primarily of salaries and benefits, travel expenses, and related overhead costs for the finance, human resources, and executive and administrative personnel of the Company. The increase in dollar amount was due primarily to increases in personnel, related overhead costs and expenses related to the Company's infrastructure expansion. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company continues to expand its infrastructure.

     Merger costs. The Company incurred $1.1 million of one time merger related expenses in 1996 in connection with the acquisition of Metropolis Software, Inc.

     Interest and Other Income (Expense), net. Interest and other income (expense), net represents interest income earned on the Company's cash, cash equivalents and short and long term investments, as well as other items including foreign exchange gains and losses. The Company earned net interest income of $1.6 million, $1.4 million and $1.5 million in 1996, 1997 and 1998 respectively. Interest income earned on excess cash balances decreased from $1.7 million in 1996 to $1.4 million in 1997 and increased to $1.5 million in 1998.

     Provision for Income Taxes. The Company's effective tax rate for 1996 was 10% and 37% for both 1997 and 1998. The Company's effective tax rate increased to 37% in 1997 compared to 1996 primarily due to federal and state operating loss carryforwards having been recognized in 1996.

  Variability of Quarterly Operating Results

     The Company's net revenues and operating results can vary, sometimes substantially, from quarter to quarter. In general, the Company's revenues, and, in particular, license fees, are relatively difficult to forecast for a number of reasons, including (i) the size and timing of individual license transactions, (ii) the level of price and product competition, (iii) demand for the Company's products, (iv) the potential for deferral or delay of customer implementations of the Company's software, (v) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vi) changes in customer budgets, (vii) changes in pricing policies by the Company or its competitors, and (viii) seasonality of technology purchases and other general economic conditions.

     The Company's software products generally are shipped as orders are received. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. In addition, there has been and continues to be a trend toward larger enterprise license transactions, which often require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close any expected individually significant transactions could cause the Company's revenues and operating results in a period to fall short of expectations, and could result in revenue losses. In addition, revenues in any one quarter are not indicative of revenues in any future period.

     The Company believes the purchase of its products generally involves a significant commitment of capital; customers have tended to implement the products on a large scale and must establish certain minimum hardware capabilities. As a result, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer buying patterns. In recent years, for example, the Company has generally had weaker demand in the first quarter.

     The foregoing factors make estimating quarterly revenues and operating results prior to the end of a quarter uncertain. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because a substantial portion of the Company's expenses are relatively fixed in any given quarter. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. The Company plans to increase expenditures to fund continued expansion of international operations, a larger worldwide direct and indirect sales and marketing staff and related marketing expenditures, development of new distribution and resale channels, greater levels of research and development, and broader customer service and support capability, although annual expenditures will depend upon ongoing operating results and evolving business needs. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's revenues, operating results and financial condition would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the market price of the Company's common stock would likely be materially adversely affected.

     The following table sets forth unaudited consolidated statements of income data for each of the eight quarters beginning January 1, 1997 and ending December 31, 1998. This information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information in accordance with generally accepted accounting principles.

     The Company's quarterly results have been in the past and may in the future be subject to fluctuations. Therefore, these results are not necessarily indicative of future quarterly results of operations.

                                                                 QUARTERS ENDED,
                             ---------------------------------------------------------------------------------------
                             MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                               1997       1997       1997        1997       1998       1998       1998        1998
                             --------   --------   ---------   --------   --------   --------   ---------   --------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Statements of Income Data:
  Revenues................   $19,360    $19,429     $21,891    $27,537    $24,899    $29,826     $34,457    $41,328
  Gross Margin............   $14,863    $14,784     $16,553    $21,468    $19,214    $22,978     $27,006    $32,723
  Net Income..............   $ 1,953    $ 1,018     $   293    $   666    $   700    $ 1,101     $ 2,008    $ 3,509
  Basic Net Income per
    share.................   $  0.09    $  0.05     $  0.01    $  0.03    $  0.03    $  0.05     $  0.09    $  0.16
  Diluted Net Income per
    share.................   $  0.09    $  0.05     $  0.01    $  0.03    $  0.03    $  0.05     $  0.09    $  0.15
Shares used in per share
  Computations:
  Basic...................    20,668     20,776      21,084     21,265     21,371     21,602      21,739     22,008
  Diluted.................    22,071     21,744      22,269     22,167     22,447     22,462      22,108     23,419

BUSINESS ENVIRONMENT AND RISK FACTORS

RECOVERABILITY OF DEFERRED TAX ASSETS

     Realization of the net deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. In the event that the Company does not show profitability in the subsequent fiscal quarters, the Company may be required to write off portions of the net deferred tax assets previously recognized up to the entire amount of $5.7 million.

YEAR 2000 COMPLIANCE

     As is true for most companies, the Year 2000 computer issue creates a risk for the Company. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches and has formed a task force to address its Year 2000 readiness.

  Project

     The Company's Year 2000 project is divided into four major sections -- Information Technology (including both hardware systems and application software), Product (including embedded software), Facilities (such as security system and building equipment), and Suppliers. The general phases common to all sections are (1) inventorying Year 2000 items; (2) assigning risks to identified items as fatal, critical or marginal; (3) assessing the Year 2000 compliance of items; (4) testing of items; and (5) repairing, renovating or replacing fatal or critical items that are determined not to be Year 2000 compliant.

  Product

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

          (4) Leap year -- the product recognizes Year 2000 as a leap year.

     The Company's current products meet all the requirements for general integrity, data integrity, implicit century and recognize Year 2000 as a leap year. As an added measure of security, the Company is negotiating a contract with an independent third-party for certification of compliancy for its Clarify FrontOffice 98(TM) suite. The estimated completion of the results of the third-party certification is April, 1999.

  Information Technology

     The Company has completed the first three phases of the Information Technology section. A hardware and software inventory has been conducted and relevant suppliers have been rated fatal, critical or marginal. Based on the rating and other factors, a certification completion date has been assigned to each item. Available vendors' statements of compliance have also been reviewed. Internal testing plans have been developed for the Company's core business systems. The Company has completed testing of its critical business systems and is in the process of determining what, if any, remediation is required for such systems. The Company expects to complete its testing of ancillary systems by May 31, 1999. Since the systems and technologies used internally have been developed in the late 1980's and 1990's, the Company does not anticipate having major Year 2000 issues in its Information Technology section.

  Facilities and Suppliers

     The Company did not test and therefore does not warranty any third party elements or applications distributed as part of Clarify FrontOffice 98 (CFO98) Bill of Materials, when such elements or applications are run in standalone mode. Clarify has tested, and therefore certifies to be Year 2000 complaint, only the custom implementations of third party elements or applications, accessible only from within the CFO98 application and only when CFO98 is properly installed, properly used and unmodified by clients. The Company is, however, seeking assurances from all its vendors that licensed software contained within the CFO98 distribution is Year 2000 compliant.

     The Company is moving its facilities in May 1999 and is requiring all products and facilities vendors participating in the new facility to warranty their products as well as their company status as being Year 2000 ready. Also, the Company has completed approximately 90% of the inventorying, prioritizing and assessing phases and approximately 50% of the testing and repairing, renovating and replacing phases of the Suppliers section, respectively. The Company does not believe it is in high risk with regard to these two sections and plans to complete all phases by April 30, 1999.

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated cost of the Year 2000 project is approximately $400,000. The use of internal resources or existing infrastructure is not accounted for in this estimate. The total amount expended through December 31, 1998 was approximately $45,000 to purchase lab testing equipment. The estimated future cost of completing the Year 2000 project is estimated to be approximately an additional $105,000 to augment staff and to purchase additional testing equipment and approximately an additional $250,000 to obtain independent third-party compliance certification on the company's current products. The Company's has and plans to fund its Year 2000 project from its operating cash flows. The estimated cost of the Company's Year 2000 project does not represent a percentage of the Company's planned

1999 budget for computer hardware and software. The Company does not anticipate that any existing Information Technology projects will need to be deferred as of part of its Year 2000 efforts.

     Though the Company's Year 2000 project is expected to reduce the Company's level of uncertainty about Year 2000 problems significantly, failure to correct known or unknown material Year 2000 problems could result in delay or loss of revenues, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially adversely effect the Company's business, operating results, or financial condition. The Company does not currently have any information concerning the Year 2000 compliance status of its customers' business operations, beyond compliance with respect to Clarify products. As is the case with other similarly situated software companies, if the Company's current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected. In addition, some commentators have predicted significant litigation regarding Year 2000 compliance issues. Due to the unprecedented nature of such litigation, the Company is uncertain whether or to what extent it may be affected by it.

     The Company is in the process of assessing compliance on plans to develop a contingency plan which is expected to be complete during the third quarter of fiscal 1999. This contingency plan will be for all core business functions to protect against a potential break in continuity of operations in any of its critical operational areas. The case of developing and implementing such plans is not projected to be material. The Company is also developing replacement and renovation plans as necessary as a result of its internal tests.

EURO CONVERSION

     The Company is aware of the issues associated with the forthcoming changes in Europe aimed at forming an European economic and monetary union (the "EMU"). One of the changes resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the "Euro", on January 1, 1999. On that day, the Euro became a functional legal currency within these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the French Franc or Deutschemark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro.

     The Company is dedicated to properly addressing issues associated with EMU. The Company recognizes that by January 1, 2002, all its customers in the participating countries in Europe will need to have converted all the values in their databases to the Euro, having previously reflected all values in the appropriate local currencies. Furthermore, the Company will ensure that its internal systems will be able to deal with the changes that will be taking place. At this time, it is not possible to say what the costs associated with addressing the issue will be and there can be no assurance that this issue and its related costs will not have a materially adverse effect on the Company's business, operating results, and financial condition.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company's primary sources of liquidity are cash, cash equivalents and investments totaled $57.7 million representing approximately 47% of total assets. The Company has invested its cash in excess of current operating requirements in a portfolio of both taxable and tax-exempt investment grade securities. The investments have variable and fixed interest rates and short and long term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", such investments are classified as "available for sale".

     The Company believes that cash generated from operations and its existing cash and cash equivalents and short-term investment balances will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash. In the event that cash generated from operating activities are not sufficient to meet future cash requirements, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

CHANGES IN FINANCIAL CONDITION

     Cash, cash equivalents and investments at December 31, 1998 totaled $57.7 million representing an increase of 59% from December 31, 1997. Operations and changes in exchange rates generated $20.5 million. Investing activities used $8.6 million including a net increase in investments of $2.1 million, $5.5 million was used to acquire property and equipment (net of proceeds from disposition of property and equipment) and $1.0 million was used for other, net. Financing activities generated $7.5 million from sales of shares under employee benefit plans.

     Net cash of $13.2 million was provided by operating activities in 1996, net cash of $2.7 million was used for operating activities in 1997 and net cash provided by operating activities in 1998 was $21.2 million. In 1996, net cash provided by operating activities consisted primarily of net income, depreciation and amortization and increases in accounts payable, accrued liabilities and unearned revenue, which was partially offset by increases in accounts receivable and deferred income taxes. Net cash used in operating activities in 1997 resulted primarily from increases in accounts receivable and deferred income taxes partially offset by net income, depreciation and amortization, and increases in accounts payable, payroll related accruals, and other accrued liabilities. Net cash provided by operating activities in 1998 consisted primarily of net income, depreciation and amortization, increases in unearned revenue, payroll related accruals and other liabilities, partially offset by increases in accounts receivable and deferred income taxes.

     The increases in accounts receivable for all three years is primarily due to the overall growth in customer licensing activity, more of the Company's contracting activity concentrated toward the end of each quarter and extended payment terms to certain creditworthy customers.

     The increases in unearned revenue for all three years is due primarily due to increased sales of maintenance contracts associated with increased sales volumes.

     Net cash used for investing activities was $12.3 million, $26.1 million and $8.6 million in 1996, 1997 and 1998, respectively primarily resulting from net purchases of investments and purchases of property and equipment.

     Net cash provided by financing activities was $1.8 million, $6.1 million and $7.5 million in 1996, 1997 and 1998, respectively. The net cash provided by financing activities in all three years consisted primarily of the proceeds from the issuance of common stock pursuant to the Employee Stock Purchase Plan and the exercise of options granted under the Company's Stock Option Plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The following tables summarize the financial instruments and derivative commodity instruments held by the Company at December 31, 1998, which are sensitive to changes in interest rates and foreign exchange rates. The Company uses forward foreign exchange contracts to manage these primary market exposures associated with underlying assets, liabilities and anticipated transactions. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are held for purposes other than trading.

     In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally included country risk, credit risk, and legal risk, and are not represented in the following tables.

INTEREST RATE SENSITIVITY

     This table presents descriptions of the maturity dates of the financial instruments that were held by the company at December 31, 1998 and which are sensitive to changes in interest rates.

                                                                 DECEMBER 31,
                                                      -----------------------------------
                                                       1999      2000    TOTAL FAIR VALUE
                   (IN THOUSANDS)                     -------    ----    ----------------
State and municipal securities......................  $21,652    $516        $22,168
US Government Agency securities.....................    2,065      --          2,065
Corporate debt securities...........................    2,200      --          2,200
                                                      -------    ----        -------
          Total.....................................  $25,917    $516        $26,433
                                                      =======    ====        =======
Average interest rate...............................     3.79%   4.99%

FOREIGN CURRENCY EXCHANGE RISK

     The Company has foreign subsidiaries through which the Company's products are sold in various global markets. As a result, the Company's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and financial market instruments. The Company utilizes hedge instruments, primarily forward contracts with maturities of approximately 30 days, to manage its exposure associated with firm intercompany positions denominated in nonfunctional currencies. The Company does not use derivative financial instruments for trading purposes.

     The Company had $10.3 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at December 31, 1998. Gains and losses related to these instruments at December 31, 1998 were not material. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

     The following table provides information about the Company's foreign exchange forward contracts at December 31, 1998. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at December 31, 1998.

     Forward contracts to sell foreign currencies for U.S. dollars:

                     (IN THOUSANDS, EXCEPT CONTRACT RATES)

                                                         AVERAGE       U.S.
                                                         CONTRACT    NOTIONAL     FAIR
                                                           RATE       AMOUNT     VALUE
                                                         --------    --------    ------
Japanese Yen...........................................  117.3500     $5,198     $5,336
German Deutschemark....................................    1.6661      2,024      2,023
British Pound Sterling.................................    1.6497      1,815      1,843
French Franc...........................................    5.5892      1,109      1,103

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Balance Sheets of the Company as of December 31, 1997 and 1998 and the Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1998, together with the related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are set forth in the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

                                  CLARIFY INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   29
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and
     1998...................................................   30
  Consolidated Statements of Income for each of the three
     years in the period ended December 31, 1998............   31
  Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended December 31,
     1998...................................................   32
  Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 1998......   33
Notes to Consolidated Financial Statements..................   34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Clarify, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Clarify, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows in each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 19, 1999, except for
Note 11 for which the date is
March 12, 1999

                                  CLARIFY INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1997        1998
                                                              -------    --------
Current assets:
  Cash and cash equivalents.................................  $11,956    $ 31,271
  Short-term investments....................................   19,239      25,917
  Accounts receivable, net of allowances of $1,310 in 1997
     and $2,757 in 1998.....................................   32,854      45,224
  Prepaid expenses and other current assets.................    2,463       2,604
  Deferred tax assets.......................................    4,133       4,934
                                                              -------    --------
          Total current assets..............................   70,645     109,950
Property and equipment, net.................................    8,611       8,437
Long-term investments.......................................    5,167         516
Non-current deferred tax assets.............................    1,559       1,860
Other non-current assets....................................      849       1,837
                                                              -------    --------
          Total Assets......................................  $86,831    $122,600
                                                              =======    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 5,047    $  5,826
  Payroll related accruals..................................    6,833       9,589
  Other accrued liabilities.................................    4,269       8,800
  Income taxes payable......................................    1,851       1,980
  Unearned revenue..........................................   11,734      25,086
                                                              -------    --------
          Total current liabilities.........................   29,734      51,281
                                                              -------    --------
Commitments (Note 6)
Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000 shares
  authorized; none outstanding Common stock, $.0001 par
  value, 55,000 shares authorized; shares issued and
  outstanding: 21,335 in 1997 and 22,168 in 1998............        2           2
  Additional paid-in-capital................................   51,640      59,127
  Accumulated other comprehensive income....................       28        (602)
  Deferred compensation.....................................      (65)        (18)
  Retained earnings.........................................    5,492      12,810
                                                              -------    --------
          Total stockholders' equity........................   57,097      71,319
                                                              -------    --------
          Total Liabilities and Stockholders' Equity........  $86,831    $122,600
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  CLARIFY INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996      1997      1998
                                                              -------   -------   -------
Revenues:
  License fees..............................................  $39,139   $59,214   $84,874
  Services..................................................   17,183    29,003    45,636
                                                              -------   -------   -------
          Total revenues....................................   56,322    88,217   130,510
                                                              -------   -------   -------
Cost of revenues:
  License fees..............................................    1,409     2,400     2,424
  Services..................................................   10,711    18,149    26,165
                                                              -------   -------   -------
          Total cost of revenues............................   12,120    20,549    28,589
                                                              -------   -------   -------
Gross margin................................................   44,202    67,668   101,921
Operating expenses:
  Product development and engineering.......................   10,384    16,777    20,329
  Sales and marketing.......................................   20,351    38,054    61,389
  General and administrative................................    4,920     7,903    10,094
  Merger costs..............................................    1,061        --        --
                                                              -------   -------   -------
          Total operating expenses..........................   36,716    62,734    91,812
                                                              -------   -------   -------
Operating income............................................    7,486     4,934    10,109
Interest income.............................................    1,653     1,437     1,536
Interest expense............................................       (9)       (6)      (31)
Other income (expense), net.................................       --      (127)        2
                                                              -------   -------   -------
Income before income taxes..................................    9,130     6,238    11,616
Provision for income taxes..................................      940     2,308     4,298
                                                              -------   -------   -------
Net income..................................................  $ 8,190   $ 3,930   $ 7,318
                                                              =======   =======   =======
Basic net income per share..................................  $  0.41   $  0.19   $  0.34
                                                              =======   =======   =======
Shares used in per share computation -- basic...............   20,143    20,909    21,683
                                                              =======   =======   =======
Diluted net income per share................................  $  0.38   $  0.18   $  0.32
                                                              =======   =======   =======
Shares used in per share computation -- diluted.............   21,768    22,164    22,592
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  CLARIFY INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              ACCUMULATED                    RETAINED
                               COMMON STOCK     ADDITIONAL       OTHER         DEFERRED      EARNINGS                   TOTAL
                              ---------------    PAID-IN-    COMPREHENSIVE      STOCK       ACCUMULATED             COMPREHENSIVE
                              SHARES   AMOUNT    CAPITAL        INCOME       COMPENSATION    (DEFICIT)     TOTAL       INCOME
                              ------   ------   ----------   -------------   ------------   -----------   -------   -------------
Balances, January 1, 1996...  19,869     $2      $39,316         $  (5)         $(159)        $(7,672)    $31,482
Net income..................                                                                    8,190       8,190      $8,190
Other comprehensive income,
  net of tax Translation
  adjustment................                                       (61)                                       (61)        (61)
                                                                                                                       ------
        Total comprehensive
          income............                                                                                           $8,129
                                                                                                                       ======
Exercise of stock options...     442                 224                                                      224
Employee stock purchases....     289               1,845                                                    1,845
Amortization of deferred
  stock option
  compensation..............                                                       47                          47
Forgiveness of notes payable
  to stockholders...........                                                                    1,047       1,047
Tax benefit from exercise of
  nonqualified stock
  options...................                       4,171                                                    4,171
                              ------     --      -------         -----          -----         -------     -------
Balances, December 31,
  1996......................  20,600      2       45,556           (66)          (112)          1,565      46,945
Net income..................                                                                    3,930       3,930      $3,930
Other comprehensive income,
  net of tax Translation
  adjustment................                                        72                                         72          72
  Change in unrealized gain
    on investment...........                                        22                                         22          22
                                                                                                                       ------
        Total comprehensive
          income............                                                                                           $4,024
                                                                                                                       ======
Exercise of stock options...     305                 436                                                      436
Employee stock purchases....     463               3,370                                                    3,370
Amortization of deferred
  stock option
  compensation..............                                                       47                          47
Common stock repurchased for
  cash......................     (33)                (23)                                                     (23)
Tax benefit from exercise of
  nonqualified stock
  options...................                       2,301                                                    2,301
Cumulative translation
  adjustment................                                                                       (3)         (3)
                              ------     --      -------         -----          -----         -------     -------
Balances, December 31,
  1997......................  21,335      2       51.640            28            (65)          5,492      57,097
Net income..................                                                                    7,318       7,318      $7,318
Other comprehensive income,
  net of tax Translation
  adjustment................                                      (618)                                      (618)       (618)
  Change in unrealized gain
    on investment...........                                       (12)                                       (12)        (12)
                                                                                                                       ------
        Total comprehensive
          income............                                                                                           $6,688
                                                                                                                       ======
Exercise of stock options...     369               1,383                                                    1,383
Employee stock purchases....     477               4,348                                                    4,348
Amortization of deferred
  stock option
  compensation..............                                                       47                          47
Common stock repurchased for
  cash......................     (13)                 (3)                                                      (3)
Tax benefit from exercise of
  nonqualified stock
  options...................                       1,621                                                    1,621
Fair value of options for
  services..................                         138                                                      138
                              ------     --      -------         -----          -----         -------     -------
Balances, December 31,
  1998......................  22,168     $2      $59,127         $(602)         $ (18)        $12,810     $71,319
                              ======     ==      =======         =====          =====         =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  CLARIFY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
Cash flows from operating activities:
  Net income...............................................  $  8,190    $  3,930    $  7,318
  Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Depreciation and amortization.........................     1,750       4,666       5,689
     Provision for doubtful accounts.......................       596         874       2,285
     Deferred income taxes.................................      (801)     (1,909)     (1,101)
     Loss on disposal of assets............................       133         271          --
     Other.................................................       (61)         67          94
     Changes in assets and liabilities:
       Accounts receivable.................................   (11,441)    (15,913)    (13,570)
       Prepaid and other current assets....................      (663)       (707)        (25)
       Accounts payable....................................     2,811       1,157         765
       Payroll related accruals............................     2,777       2,085       2,693
       Other accrued liabilities...........................     2,419       3,702       4,530
       Unearned revenue....................................     7,462        (955)     12,489
                                                             --------    --------    --------
     Net cash provided by (used for) operating
       activities..........................................    13,172      (2,732)     21,167
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchase of property and equipment.......................    (8,048)     (5,092)     (5,521)
  Purchase of investments..................................    (5,470)    (31,483)    (21,823)
  Sale and maturities of investments.......................     1,995      10,519      19,690
  Increase in other assets.................................      (758)         (9)       (972)
                                                             --------    --------    --------
     Net cash used for investing activities................   (12,281)    (26,065)     (8,626)
                                                             --------    --------    --------
Cash flows from financing activities:
  Payments of capital lease obligations....................       (81)         --          --
  Proceeds from issuance of common stock, net..............     2,069       6,084       7,487
  Borrowings under (payments of) notes payable.............      (215)         --          --
                                                             --------    --------    --------
     Net cash provided by financing activities.............     1,773       6,084       7,487
                                                             --------    --------    --------
Net increase in cash and cash equivalents..................     2,664     (22,713)     20,028
Effect of foreign exchange rate changes on cash............        --         192        (713)
Cash and cash equivalents, beginning of year...............    31,813      34,477      11,956
                                                             --------    --------    --------
  Cash and cash equivalents, end of year...................  $ 34,477    $ 11,956    $ 31,271
                                                             ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest...................  $      9    $      6    $     31
                                                             ========    ========    ========
  Cash paid during the year for taxes......................  $    464    $    233    $  3,819
                                                             ========    ========    ========
Supplemental disclosure of noncash investing and financing
  activities:
Change in unrealized holding gains on investments..........              $     22    $    (12)
                                                                         ========    ========
Tax benefit from exercise of nonqualified stock options....  $  4,171    $  2,301    $  1,621
                                                             ========    ========    ========
Forgiveness of notes payable to stockholders...............  $  1,047
                                                             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  CLARIFY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OF THE COMPANY

     Clarify, Inc. (the "Company"), a Delaware corporation, was founded in August 1990 to develop, market and support adaptable client/server application software designed to address the external and internal service, support, and product quality needs of today's global enterprises. The Company markets its software and services primarily through its direct sales organization.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the results of operations.

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

  Financial Instruments

     The Company considers cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Short-term and long-term investments are classified as available-for-sale and are carried at fair market value. Unrealized holding gains and losses on such investments are reported, net of related taxes, as a part of accumulated other comprehensive income. Realized gains and losses on sales of such investments are reported in earnings and computed using the specific identification cost method.

     The amounts reported for cash equivalents, accounts receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates.

     The financial instruments that potentially subject the Company to concentrations of credit risk comprise principally cash investments and trade accounts receivable. Cash and cash equivalents and investments are, for the most part, custodied with three major financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and, therefore, bear minimal risk. The Company's customer base is dispersed across many different geographic areas throughout the United States, Europe and Asia and consists principally of companies in the networking equipment, high-end software, telecommunications and computer systems industries. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. Collateral, such as letters of credit and bank guarantees, is generally not required.

     In the normal course of business, the Company has exposures to foreign currency fluctuations arising from foreign currency sales and purchases and intercompany transactions, among other things. The Company

                                  CLARIFY INC.

uses foreign exchange forward contracts to limit its exposure to foreign exchange losses arising from foreign currency payables and receivables. The Company evaluates its net exposure therefrom and enters into forward contracts to hedge the net exposure over a specified amount. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that would otherwise impact the Company's financial results. Costs associated with entering into such contracts are generally amortized over the life of the instruments and are not material to the Company's financial results.

     At December 31, 1998, the Company had foreign currency forward contracts outstanding to hedge foreign currency intercompany accounts receivable and accounts payable. These contracts typically have 30 day maturities and are intended to reduce exposure to foreign currency exchange risk. The total aggregate fair value of and the net unrealized loss on foreign exchange contracts were $10.3 million and $0.2 million, respectively.

  Revenue Recognition

     The Company's revenue is derived from primarily two sources, across many industries: (i) product license revenue, derived primarily from product sales to customers, including large scale enterprises; and (ii) service and support revenue, derived primarily from providing software updates, support, training and consulting services to customers.

     The Company adopted the provisions of Statement of Position (SOP) 97-2 "Software Revenue Recognition", as amended by SOP 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective January 1, 1998. SOP 97-2 supersedes SOP 91-1 "Software Revenue Recognition", and delineates the accounting for software product and maintenance revenue. Under SOP 97-2, the Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable and collection of resulting receivables is probable. In 1997 and 1996, the Company's revenue recognition policy was the same as set forth above.

     For contracts with multiple obligations (e.g. deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met. The Company recognizes revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, the Company recognizes revenue as the related services are performed.

  Comprehensive Income

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income", the Company has elected to display the total nonowner changes in equity as "Accumulated Other Comprehensive Income" on the Consolidated Balance Sheets and in the Consolidated Statements of Stockholders' Equity. Comprehensive income is the change in equity of a business enterprise

                                  CLARIFY INC.

resulting from transactions from nonowner sources. The components of accumulated other comprehensive income for the two years ended December 31, 1998 are as follows (in thousands):

                                                              1997    1998
                                                              ----    -----
Unrealized net holding gain on investments..................  $22     $  10
Cumulative translation adjustment...........................    6      (612)
                                                              ---     -----
Accumulated other comprehensive income......................  $28     $(602)
                                                              ===     =====

  Earnings per share

     The Company calculates earnings per share in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method.

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                         1996       1997       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Weighted average shares outstanding -- Basic..........   20,143     20,909     21,683
Dilutive common stock equivalents.....................    1,625      1,255        909
                                                        -------    -------    -------
Weighted average shares and equivalents -- Diluted....   21,768     22,164     22,592
                                                        =======    =======    =======
Net income for basic and diluted earnings per share
  computation.........................................  $ 8,190    $ 3,930    $ 7,318
                                                        =======    =======    =======

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Assets under capital leases and leasehold improvements are amortized over the lesser of their useful lives or the term of the lease. Upon disposal, the assets and related accumulated depreciation are removed from the Company's accounts, and the resulting gains or losses are reflected in the statement of income.

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

                                  CLARIFY INC.

  Advertising Costs

     Advertising costs are expensed as incurred and totaled $258,000, $690,000, and $972,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

  Stock Split

     On September 18, 1996, the Company's Board of Directors authorized a two-for-one stock split payable in the form of a dividend of one additional share of the Company's Common Stock for each share owned by stockholders of record on September 30, 1996. All share and per share information in the accompanying financial statements has been restated to give retroactive recognition to the stock split for all periods presented.

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

  Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. SFAS No. 133 will be effective for the Company's fiscal year 2000. Management believes that this statement will not have a significant impact on the Company.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income or stockholders' equity for any year presented.

3. BUSINESS COMBINATION

     In April 1996, the Company acquired Metropolis Software, Inc. (Metropolis), a sales force automation software provider. The Company issued approximately 663,000 shares of its common stock in exchange for substantially all of the outstanding capital stock of Metropolis. The Company also assumed stock options that converted into options to purchase approximately 77,000 shares of the Company's Common Stock. The business combination was accounted for as a pooling of interests and the consolidated financial statements have been restated as if Metropolis had been combined for all periods presented.

                                  CLARIFY INC.

     Revenues and net income (loss) of the separate and combined companies are as follows (in thousands):

     Three months ended March 31, 1996:

Revenues:
  The Company...............................................  $7,784
  Metropolis................................................   1,170
                                                              ------
  Combined..................................................  $8,954
                                                              ======
Net income (loss)
  The Company...............................................  $  959
  Metropolis................................................     (91)
                                                              ------
  Combined..................................................  $  868
                                                              ======

4. INVESTMENTS

     Investments at December 31, 1997 and 1998 are summarized below:

                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                                          ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
DECEMBER 31, 1997:
State and municipal securities..........   $19,346        $20           $--         $19,366
US Gov't. Agency securities.............     4,038          2            --           4,040
Corporate debt securities...............     1,000         --            --           1,000
                                           -------        ---           ---         -------
                                           $24,384        $22           $--         $24,406
                                           =======        ===           ===         =======
DECEMBER 31, 1998:
State and municipal securities..........   $22,160        $10           $(2)        $22,168
US Gov't. Agency securities.............     2,063          2            --           2,065
Corporate debt securities...............     2,200         --            --           2,200
                                           -------        ---           ---         -------
                                           $26,423        $12           $(2)        $26,433
                                           =======        ===           ===         =======

     At December 31, 1998, investments with maturity dates of 90 days or less totaled $20.5 million, investments with maturity dates ranging from 91 days to one year totaled $5.4 million, and investments with maturity dates ranging from one to three years totaled $0.5 million.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                     DECEMBER 31,
                                                  -------------------
                                                   1997        1998
                                                  -------    --------
Leasehold improvements..........................  $ 2,242    $  2,395
Equipment.......................................    9,710      13,077
Furniture and fixtures..........................    2,750       3,278
Purchased software..............................      967       2,203
                                                  -------    --------
                                                   15,669      20,953
Less accumulated depreciation...................   (7,058)    (12,516)
                                                  -------    --------
Property and equipment, net.....................  $ 8,611    $  8,437
                                                  =======    ========

                                  CLARIFY INC.

6. COMMITMENTS

     The Company leases its principal operating facility and off-site sales offices under operating leases expiring no later than 2006. Future minimum lease payments under these leases, as of December 31, 1998, are as follows (in thousands):

1999...............................................  $ 5,753
2000...............................................    7,533
2001...............................................    7,436
2002...............................................    7,134
2003...............................................    7,224
Thereafter.........................................   18,905
                                                     -------
                                                     $53,985
                                                     =======

     Rent expense was approximately $1,773,000, $4,150,000 and $4,790,000 in 1996, 1997 and 1998, respectively.

7. STOCKHOLDERS' EQUITY

  Stockholder Rights Plan

     In June 1997, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan") in which preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on June 30, 1997. The Company adopted the plan to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares. The Rights Plan, which expires on June 13, 2007, will not prevent takeovers, but it is designed to deter coercive takeover tactics and to encourage anyone attempting to acquire the Company to first negotiate with the Board.

     Each Right will entitle each stockholder to buy one-one thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $95.00. The Rights will be exercisable only if a person or group, other than an exempted person, makes a tender offer for, or acquires beneficial ownership, of 15% or more of the Company's then outstanding Common Stock.

     If any person other than an exempted person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to twice the then current exercise price. In addition, if, after a person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of Common Stock of such other person having a market value equal to twice the then current exercise price.

     The Company's Board of Directors will generally be entitled to redeem the Rights at $.01 per Right at any time prior to a person or group acquiring 15% or more of the Company's Common Stock.

  Employee Stock-Based Compensation Plans

     1995 Stock Option/Stock Issuance Plan

     At December 31, 1998, approximately 5,315,300 shares of common stock were authorized for issuance under the Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), which serves as the

                                  CLARIFY INC.

successor equity incentive program to the Company's 1991 Stock Option/Stock Issuance Plan (the "1991 Plan"). The 1995 Plan will terminate on September 13, 2005, unless sooner terminated by the Board of Directors.

     The 1995 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals may, at the discretion of the Plan Administrator, be granted incentive or non-statutory stock options to purchase shares of Common Stock at an exercise price not less than 100% or 85%, respectively, of their fair market value on the grant date;
(ii) the Stock Issuance Program under which individuals may, at the Plan Administrator's discretion, be issued shares of Common Stock directly either by the purchase of such shares at a price not less than 85% of their fair market value at the time of issuance or in consideration of the past performance of services; and (iii) the Automatic Option Grant program under which non-statutory stock option grants will be automatically made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to 100% of their fair market value on the grant date. Options are exercisable at times and in increments as specified by the Plan Administrator and generally expire ten years after grant.

     On May 9, 1997, the Compensation Committee of the Board of Directors approved the repricing of certain outstanding stock options under the Company's 1995 Plan with exercise prices in excess of the fair market value on May 9, 1997. Each employee or officer who elected prior to May 9, 1997 to participate in the repricing program received a new option with an exercise price of $13.50 per share (the fair market value on May 9, 1997). Each repriced option retained its original vesting schedule except that no portion of the option could be exercised prior to December 9, 1997 and no vesting accrued between May 9, 1997 and December 9, 1997. Certain options granted within 12 months of May 9, 1997 were subject to a longer vesting schedule. Approximately 1,008,000 shares subject to stock options were repriced pursuant to this program.

     1999 Non-Employee Directors' Option Plan

     In October 1998, the Board of Directors approved the new Non-Employee Directors' Option Plan (subject to stockholder approval) to include an initial pool of 300,000 shares available for issuance under the plan. This plan will replace the automatic grant program of the 1995 Stock Option/Stock Issuance Plan. Options are exercisable at times and in increments as specified by the Plan Administrator and generally expire 10 years after grant date. The new plan has a term of 10 years.

     There were no repricings of outstanding stock options during the year ended December 31, 1998.

     The share reserve for the 1995 Plan automatically increases on the first trading day in each of the 1996 (1,048,200 shares reserved), 1997 (1,158,600 shares reserved), 1998 (1,226,200 shares reserved), and 1999 (1,351,400 shares reserved) calendar years by the number of shares equal to five percent of the total number of shares of the Company's common and common stock equivalents outstanding on December 31 of the immediately preceding calendar year.

                                  CLARIFY INC.

     Option activity for all plans is summarized as follows:

                                                                 OUTSTANDING OPTIONS
                                                        -------------------------------------
                                                        NUMBER OF        WEIGHTED AVERAGE
                                                          SHARES     EXERCISE PRICE PER SHARE
                                                        ----------   ------------------------
Outstanding, January 1, 1996 (1,744,700 exercisable at
  a weighted average price of $1.35)..................   1,833,400            $ 1.57
Options granted.......................................   1,365,800             26.46
Options exercised.....................................    (442,100)             0.51
Options cancelled.....................................    (188,100)            13.12
                                                        ----------            ------
Outstanding, December 31, 1996 (1,296,100 exercisable
  at a weighted average price of $2.06)...............   2,569,000             14.14
Options granted.......................................   2,276,700             13.74
Options exercised.....................................    (305,000)             1.42
Options cancelled.....................................  (1,351,800)            26.81
                                                        ----------            ------
Outstanding, December 31, 1997 (1,120,500 exercisable
  at a weighted average price of $4.02)...............   3,188,900              9.71
Options granted.......................................   2,635,300             12.88
Options exercised.....................................    (369,100)             3.88
Options cancelled.....................................    (597,500)            11.99
                                                        ----------            ------
Outstanding, December 31, 1998 (1,343,100 exercisable
  at a weighted average price of $8.30)...............   4,857,600            $11.59
                                                        ==========            ======

     The weighted average fair value of options granted for 1996, 1997, and 1998 was $12.82, $5.88, and $7.75, respectively.

     At December 31, 1998, approximately 10,000 shares of common stock issued under the 1991 Plan were subject to repurchase. At December 31, 1998, an aggregate of approximately 455,100 shares were available for future grant under the 1991 and 1995 plans.

     The following information applies to options outstanding at December 31, 1998:

                              OPTIONS OUTSTANDING
                  -------------------------------------------
                                  WEIGHTED                          OPTIONS EXERCISABLE
                                  AVERAGE                       ----------------------------
                                 REMAINING        WEIGHTED                       WEIGHTED
   RANGE OF         NUMBER      CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ------------   --------------   -----------   --------------
$0.11 -  3.56..      510,700        6.23           $ 1.67          510,700        $1.67
  4.00 -  8.69...    563,100        8.81             7.77          149,300         6.31
  9.22 - 11.25...    510,100        8.84            10.87          124,100        11.04
 11.31 - 12.25...    623,600        9.07            11.87           89,600        11.61
 12.31 - 13.44...    651,400        9.21            13.05           25,400        12.95
 13.50 - 13.50...    695,900        8.28            13.50          283,200        13.50
 13.56 - 14.81...    556,300        9.15            14.17           48,500        14.32
 14.88 - 16.88...    508,900        8.96            15.00           35,900        15.45
 17.00 - 24.13...    236,600        8.75            19.73           75,900        20.08
 34.50 - 34.50...      1,000        8.07            34.50              500        34.50
--------------     ---------        ----           ------        ---------        -----
$0.11 - 34.50..    4,857,600        8.60           $11.59        1,343,100        $8.30
==============     =========        ====           ======        =========        =====

                                  CLARIFY INC.

  Employee Stock Purchase Plan

     At December 31, 1998, the Company had a total of approximately 642,000 shares of common stock reserved for future issuance under its Employee Stock Purchase Plan (the ESPP). The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The plan consists of four six-month purchase periods in each two year offering period. Employees purchase stock at 85% of the market value at either the beginning of the offering period or at the end of the purchase period, whichever price is lower. No participant may purchase more than $25,000 worth of common stock in any calendar year. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. During 1996, 1997 and 1998, approximately 289,000, 463,000 and 477,000 shares, respectively, were sold through the ESPP.

  Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." If compensation cost for the 1995 Plan and the ESPP had been determined based on the fair value on the grant dates for all awards since January 1, 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and diluted net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                     1996      1997     1998
                                                    ------    ------    -----
Pro forma net income (loss).......................  $6,398    $ (849)   $ 434
                                                    ======    ======    =====
Pro forma basic net income (loss) per share.......  $ 0.32    $(0.04)   $0.02
                                                    ======    ======    =====
Pro forma diluted net income (loss) per share.....  $ 0.29    $(0.04)   $0.02
                                                    ======    ======    =====

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

                                                         1996    1997    1998
                                                         ----    ----    ----
Risk free interest rate................................  6.00%   5.74%   5.15%
Expected life (years)..................................     4       4       4
Volatility.............................................  0.55    0.55    0.77
Dividends yield........................................  0.00    0.00    0.00

     The fair value of employees' stock purchase rights under the ESPP was estimated using the Black-Scholes model with the following assumptions:

                                                   1996        1997      1998
                                                 --------    --------    ----
Risk free interest rate........................      6.00%       5.74%   5.50%
Expect life (months)...........................  6 and 12    6 and 12       6
Volatility.....................................      0.55        0.55    0.77
Dividends yield................................      0.00        0.00    0.00

                                  CLARIFY INC.

8. INCOME TAXES

     The components of the provision for income taxes are as follows (in thousands):

                                                   1996       1997      1998
                                                  -------    ------    ------
Federal -- current payable......................  $   152    $3,185    $5,284
Federal -- deferred.............................    3,172      (802)     (735)
State -- current payable........................        5       452       686
State -- deferred...............................      612      (142)       61
Foreign -- deferred.............................       --      (961)   (1,385)
Valuation allowance.............................   (3,001)      576       387
                                                  -------    ------    ------
Provision for income tax........................  $   940    $2,308    $4,298
                                                  =======    ======    ======

     The reconciliation of the statutory federal income tax rate to the effective rate is as follows (as a percent of pretax income):

                                                          1996    1997    1998
                                                          ----    ----    ----
Federal statutory tax rate..............................   34%     34%     35%
State tax, net of federal tax benefit...................    6       5       4
Permanent differences...................................    3      (3)      1
Tax credits utilized....................................   (4)     (4)     (5)
Utilization of net operating losses.....................  (19)      0       0
Change in valuation allowance...........................  (14)      9       3
Other...................................................    4      (4)     (1)
                                                          ---      --      --
Provision for income tax................................   10%     37%     37%
                                                          ===      ==      ==

     The significant components of deferred tax assets are as follows (in thousands):

                                                              1997      1998
                                                             ------    ------
Foreign loss carryforwards.................................  $  961    $2,124
Tax credit carryforwards...................................   1,360       600
Reserves...................................................     862     1,525
Accrued expenses...........................................   1,798     1,367
Deferred revenue...........................................     788     2,232
Other......................................................     499       (91)
Valuation allowance........................................    (576)     (963)
                                                             ------    ------
Net deferred tax assets....................................  $5,692    $6,794
                                                             ======    ======
Current deferred tax assets................................  $4,133    $4,934
Non-current deferred tax assets............................   1,559     1,860
                                                             ------    ------
Net deferred tax assets....................................  $5,692    $6,794
                                                             ======    ======

     The Company has not recorded a valuation allowance for those deferred tax assets that management believes are more likely than not to be realized through taxable income in the carryback period or through future taxable income. However, at December 31, 1998, a valuation allowance of approximately $963,000 has been recorded because of the uncertainty regarding realization of certain foreign tax net operating losses as a result of the limited profitable operating history in certain foreign tax jurisdictions.

     At December 31, 1998, the Company had a foreign loss carryforwards of $6,069,000 and state tax credit carryforwards totalling $923,000. The carryforwards will expire between 2001 and 2008.

                                  CLARIFY INC.

 9. SEGMENT INFORMATION AND MAJOR CUSTOMERS

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to disclose information about its products, services, the geographic area in which it operates and major customers. The Company operates in a single industry segment encompassing the design, development, marketing and technical support for front-office automation software.

     The following are revenues and long-lived assets by geographic area as of and for the years ended December 31 (in thousands):

                                               REVENUES               LONG-LIVED ASSETS
                                    ------------------------------    ------------------
                                     1996       1997        1998       1997       1998
                                    -------    -------    --------    -------    -------
U.S. .............................  $48,620    $79,121    $ 97,928    $7,639     $7,257
International.....................    7,702      9,096      32,582       972      1,180
                                    -------    -------    --------    ------     ------
          Total...................  $56,322    $88,217    $130,510    $8,611     $8,437
                                    =======    =======    ========    ======     ======

     No one customer accounted for more than 10% of total revenues in 1996, 1997 and 1998.

10. RETIREMENT PLAN

     Effective August 1991, the Company began a voluntary 401(k) plan covering substantially all employees. The plan provides for discretionary employer contributions. No employer contributions were made or authorized in 1996, 1997 or 1998.

11. SUBSEQUENT EVENT

     On March 12, 1999, the Board of Directors approved an amendment to the current ESPP. The Company anticipates that the shares available for future purchase under the current plan will be depleted on or before April 30, 2000. The Board approved the following amendment to include one final six-month offering period commencing May 1, 1999 and ending October 31, 1999. All other terms for participation by employees will remain the same. The current plan will terminate after this final purchase period. Additionally, the Board approved the new 1999 Employee Stock Purchase Plan (subject to stockholder approval) to include an initial pool of 1,000,000 shares available for purchase under the Plan plus an annual increase to the shares reserved under the Plan on the first day of each fiscal year in 2000,2001,2002, 2003 and 2004 equal to the lesser of
(i) 500,000, (ii) 5% of the Company's Common Stock outstanding on the last day of the preceding fiscal year, or (iii) a lesser number of shares as determined by the Board, for stock purchases. The new Plan has a term of 20 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of this fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 1999 Annual Meeting of Stockholders proposed to be held on June 10, 1999 and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors and executive officers required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the headings "Election of Directors" and "Executive Compensation and Related Information," respectively.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Executive Compensation and Related Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Executive Compensation and Related Information".

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              PAGE
                                                              ----
(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS
  REPORT:
     1. Consolidated Financial Statements
        The consolidated financial statements of Clarify,
         Inc. are included in Item 8........................   27
     2. Consolidated Financial Statements Schedules
        Independent Accountants' Report on Schedule.........   48
        Schedule II -- Valuation and Qualifying Accounts....   49

        Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1998.

(c) EXHIBITS

    EXHIBIT
     NUMBER                            DESCRIPTION
    --------                           -----------
     1.0(5)    Rights Agreement, dated as of June 13, 1997, between the
               Company and Harris Trust Company of California, including
               the Certificate of Designation of Series A Junior
               Participating Preferred Stock, Form of Right Certificate and
               Summary of Rights to Purchase Preferred Shares
     3.1(1)    Certificate of Incorporation of the Registrant, as amended to date
     3.2(6)    Amended and Restated Bylaws of the Company
     4.1(1)    Specimen Common Stock Certificate
     4.2(1)    Restated Investor Rights Agreement, dated March 7, 1994,
               among the Registrant and the investors and founders named
               therein
    10.1(1)    Form of Indemnification Agreement
    10.2(1)    1991 Stock Option/Stock Issuance Plan
    10.3(2)    1995 Stock Option/Stock Issuance Plan
    10.4(2)    Employee Stock Purchase Plan
    10.5(1)    Loan and Security Agreement between Silicon Valley Bank and
               Clarify Inc.
    10.6(1)    Lease by and between Orchard Investment Company Number 6.9 and Clarify Inc. dated March 16, 1992, as amended by the
               Second Amendment to Lease, dated February 28, 1995
    10.7(1)    Master Equipment Lease Agreement by and between Costella
               Kirsch/GATX Partnership No. 1 and the Registrant, dated
               February 18, 1992
    10.8(1)    Master Equipment Lease Agreement by and between Venture
               Leasing Assoc. and the Registrant, dated May 7, 1991
    10.9(1)    Master Equipment Lease Agreement by and between Phoenix
               Leasing Incorporated and the Registrant, dated June 30, 1993
    10.10(3)   Offer Letter dated February 23,1998 between Anthony Zingale and Clarify, Inc.
    10.11(3)   Stock Option Agreement between Anthony Zingale and Clarify,
               Inc.
    10.12(4)   Lease by and between CarrAmerica Realty Corporation and
               Clarify, Inc. dated June 23, 1998.

    EXHIBIT
     NUMBER                            DESCRIPTION
    --------                           -----------
    10.13(4)   Stock Option Agreement between Jan A. Praisner and Clarify,
               Inc.
    10.14(4)   Stock Option Agreement between Kisten Berg-Painter and
               Clarify, Inc.
    10.15(4)   Stock Option Agreement between Jeanne Urich and Clarify,
               Inc.
    10.16      Proposed 1999 Non-Employee Directors' Option Plan.
    10.17      Proposed 1999 Employee Stock Purchase Plan.
    21.1       Subsidiaries of the Registrant.
    23.1(1)    Consent of Independent Accountants.
    24.1(1)    Power of Attorney.

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

(4) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q filed (File Number 000-26776) with the Securities and Exchange Commission on November 10, 1998.

(5) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form 8-A (File Number 000-26776) with the Securities and Exchange Commission on June 24, 1997.

(6) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form 8-K (File Number 000-26776) with the Securities and Exchange Commission on June 25, 1997.

(d) Financial Statement Schedule. See (a)(2) above.

                  INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

     Our report on the consolidated financial statements of Clarify, Inc. is included on page 29 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 51 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basis financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

San Jose, California
January 19, 1999

                                                                     SCHEDULE II

                                  CLARIFY INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                  BALANCE AT    ADDITIONS,    DEDUCTIONS    BALANCE AT
                                                  BEGINNING     COSTS AND        AND          END OF
                                                  OF PERIOD      EXPENSES     WRITE-OFFS      PERIOD
                                                  ----------    ----------    ----------    ----------
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts...............    $  219        $  596         $ 52         $  763
                                                    ======        ======         ====         ======
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts...............    $  763        $  874         $327         $1,310
                                                    ======        ======         ====         ======
YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts...............    $1,310        $2,285         $838         $2,757
                                                    ======        ======         ====         ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 31, 1999.

                                          CLARIFY INC.

                                          By:      /s/ ANTHONY ZINGALE

                                            ------------------------------------
                                                      Anthony Zingale
                                               President and Chief Executive
                                                           Officer

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                  /s/ ANTHONY ZINGALE                     President, Chief Executive     March 31, 1999
--------------------------------------------------------  Officer (Principal Executive
                    Anthony Zingale                       Officer) and Director

                  /s/ JAN A. PRAISNER                     Vice President and Chief       March 31, 1999
--------------------------------------------------------  Financial Officer (Principal
                    Jan A. Praisner                       Financial and Accounting
                                                          Officer)

                   /s/ DAVID A. STAMM                     Chairman of the Board          March 31, 1999
--------------------------------------------------------
                     David A. Stamm

                  /s/ THOMAS H. BREDT                     Director                       March 31, 1999
--------------------------------------------------------
                    Thomas H. Bredt

                  /s/ MARY JANE ELMORE                    Director                       March 31, 1999
--------------------------------------------------------
                    Mary Jane Elmore

              /s/ CHRISTOPHER H. GREENDALE                Director                       March 31, 1999
--------------------------------------------------------
                Christopher H. Greendale

                 /s/ JOSEPH B. COSTELLO                   Director                       March 31, 1999
--------------------------------------------------------
                   Joseph B. Costello

                               INDEX TO EXHIBITS

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                              EXHIBIT                                 PAGE
-------                             -------                             ------------
 10.16    Proposed 1999 Non-Employee Director's Plan..................
 10.17    Proposed 1999 Employee Stock Purchase Plan..................
 21.1     Subsidiaries of the Registrant..............................
 23.1     Consent of Independent Accountants..........................
 24.1     Power of Attorney...........................................
 27.1     Financial Data Schedule.....................................

     All other exhibits required to be filed as part of this report have been incorporated by reference. See item 14(c) for a complete index of such exhibits.