Form 10-Q
period 1999-03-31
CLARIFY INC
filed 1999-05-10
CIK 1000782

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------
MARK ONE

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26776

                                  CLARIFY INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0259235
       (STATE OF OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                              2560 ORCHARD PARKWAY
                           SAN JOSE, CALIFORNIA 95131
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 573-3000

                                2125 O'NEL DRIVE
                           SAN JOSE, CALIFORNIA 95131
                (FORMER ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $0.0001 PAR VALUE
  SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of April 30, 1999 there were 22,772,246 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CLARIFY INC.

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998.......................................    3
         Condensed Consolidated Statements of Income For the three
         months ended March 31, 1999 and 1998........................    4
         Condensed Consolidated Statements of Cash Flows For the
         three months ended March 31, 1999 and 1998..................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   12

PART II. OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   21

Signature............................................................   22

                                  CLARIFY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 36,285       $ 31,271
  Short-term investments....................................      32,085         25,917
  Accounts receivable, net of allowances of $3,694 in 1999
     and $2,757 in 1998.....................................      38,188         45,224
  Prepaid expenses and other current assets.................       2,967          2,604
  Deferred tax assets.......................................       4,934          4,934
                                                                --------       --------
Total current assets........................................     114,459        109,950
Property and equipment, net.................................       9,131          8,437
Long-term investments.......................................       2,834            516
Non-current deferred tax assets.............................       1,860          1,860
Other non-current assets....................................       3,610          1,837
                                                                --------       --------
          Total Assets......................................    $131,894       $122,600
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  8,120       $  5,826
  Payroll related accruals..................................      10,932          9,589
  Other accrued liabilities.................................       8,374          8,800
  Income taxes payable......................................       2,487          1,980
  Deferred revenue..........................................      25,309         25,086
                                                                --------       --------
Total current liabilities...................................      55,222         51,281
                                                                --------       --------
Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000 shares
     authorized; none outstanding Common stock, $.0001 par
     value, 55,000 shares authorized; shares issued and
     outstanding: 22,473 in 1999 and 22,168 in 1998.........           2              2
  Additional paid-in-capital................................      61,541         59,127
  Accumulated other comprehensive income....................        (355)          (602)
  Deferred compensation.....................................          (6)           (18)
  Retained earnings.........................................      15,490         12,810
                                                                --------       --------
Total stockholders' equity..................................      76,672         71,319
                                                                --------       --------
          Total Liabilities and Stockholders' Equity........    $131,894       $122,600
                                                                ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                 (UNAUDITED)
Revenues:
  License fees..............................................  $24,250    $16,132
  Services..................................................   19,205      8,767
                                                              -------    -------
Total revenues..............................................   43,455     24,899
                                                              -------    -------
Cost of revenues:
  License fees..............................................    1,012        664
  Services..................................................   11,042      5,021
                                                              -------    -------
Total cost of revenues......................................   12,054      5,685
                                                              -------    -------
Gross margin................................................   31,401     19,214
Operating expenses:
  Product development and engineering.......................    5,873      4,610
  Sales and marketing.......................................   18,688     11,582
  General and administrative................................    3,035      2,303
                                                              -------    -------
Total operating expenses....................................   27,596     18,495
                                                              -------    -------
Operating income............................................    3,805        719
Interest and other income (expense), net....................      588        392
                                                              -------    -------
Income before income taxes..................................    4,393      1,111
Provision for income taxes..................................    1,713        411
                                                              -------    -------
Net income..................................................  $ 2,680    $   700
                                                              =======    =======
Basic net income per share..................................  $  0.12    $  0.03
                                                              =======    =======
Shares used in per share computation -- basic...............   22,319     21,371
                                                              =======    =======
Diluted net income per share................................  $  0.11    $  0.03
                                                              =======    =======
Shares used in per share computation -- diluted.............   24,602     22,447
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $  2,680    $   700
  Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Depreciation and amortization..........................     1,416      1,150
     Provision for doubtful accounts........................       300        635
     Other..................................................        --         29
     Changes in assets and liabilities:
       Accounts receivable..................................     6,171      3,427
       Prepaid and other current assets.....................      (431)       406
       Accounts payable.....................................     2,327       (455)
       Payroll related accruals.............................     1,437      1,115
       Other accrued liabilities............................       197        (72)
       Deferred revenue.....................................       480     (1,944)
                                                              --------    -------
     Net cash provided by operating activities..............    14,577      4,991
                                                              --------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................    (2,139)    (1,502)
  Purchase of investments...................................   (43,234)    (2,851)
  Sale and maturities of investments........................    34,743      7,040
  Increase (decrease) in other assets.......................    (1,762)        52
                                                              --------    -------
     Net cash provided by (used for) investing activities...   (12,392)     2,739
                                                              --------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............     2,414        111
                                                              --------    -------
     Net cash provided by financing activities..............     2,414        111
                                                              --------    -------
Effect of foreign exchange rate changes on cash.............       415        (43)
                                                              --------    -------
Net increase in cash and cash equivalents...................     5,014      7,798
Cash and cash equivalents, beginning of year................    31,271     20,744
                                                              --------    -------
  Cash and cash equivalents, end of quarter.................  $ 36,285    $28,542
                                                              ========    =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $      7    $    --
                                                              ========    =======
  Cash paid for taxes.......................................  $  1,206    $   528
                                                              ========    =======
Supplemental disclosure of noncash investing and financing
  activities:
Change in unrealized net holding gain on investments........  $     16    $    (5)
                                                              ========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                  CLARIFY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated balance sheets of Clarify Inc. and its subsidiaries ("Clarify" or the "Company") as of March 31, 1999 and December 31, 1998 and the related unaudited condensed consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998 have been prepared on substantially the same basis as are the annual consolidated financial statements. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

2. COMPREHENSIVE INCOME

     The components of total comprehensive income, net of tax, are as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999        1998
                                                              --------     ------
Net income..................................................   $2,680       $700
Change in unrealized net holding gain on investments........       (4)        (3)
Translation adjustment......................................      251         (1)
                                                               ------       ----
Total comprehensive income..................................   $2,927       $696
                                                               ======       ====

     The components of accumulated other comprehensive income are as follows (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Unrealized net holding gain on investments..................    $   6        $  10
Cumulative translation adjustment...........................     (361)        (612)
                                                                -----        -----
Accumulated other comprehensive income......................    $(355)       $(602)
                                                                =====        =====

3. EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method.

                                  CLARIFY INC.

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Weighted average shares outstanding -- basic................   22,319     21,371
Dilutive common stock equivalents...........................    2,283      1,076
                                                              -------    -------
Weighted average shares and equivalents -- diluted..........   24,602     22,447
                                                              =======    =======
Net income for basic and diluted earnings per share
  computation...............................................  $ 2,680    $   700
                                                              =======    =======

4. HEDGING

     In the normal course of business, the Company has exposures to foreign currency fluctuations arising from foreign currency sales and purchases and intercompany transactions, among other things. The Company uses foreign exchange forward contracts to limit its exposure to foreign exchange losses arising from foreign currency payables and receivables. The Company evaluates its net exposure therefrom and enters into forward contracts to hedge the net exposure over a specified amount. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that would otherwise impact the Company's financial results. Costs associated with entering into such contracts are generally amortized over the life of the instruments and are not material to the Company's financial results.

     At March 31, 1999, the Company had foreign currency forward contracts outstanding to hedge foreign currency intercompany accounts receivable and accounts payable. These contracts typically have 30 day maturities and are intended to reduce exposure to foreign currency exchange risk. The total aggregate fair value of and the net unrealized loss on foreign exchange contracts were $10.0 million and $91,000, respectively.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. SFAS No. 133 will be effective for the Company's fiscal year 2000. Management believes that this statement will not have a significant impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results of Operations" in the Company's 1998 Annual Report on Form 10-K. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K and the quarterly reports on Form 10-Q. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

OVERVIEW

     Clarify Inc. ("Clarify" or the "Company"), founded in August 1990, is a leading developer and provider of enterprise-scale, Internet-ready front office applications for high-quality management of customer relationships over their lifetime. Clarify helps companies build service into every customer interaction across a variety of media with integrated solutions that automate call center, sales and marketing, technical support, field service and logistics, quality assurance, and help desk processes. By uniting the entire virtual enterprise around the customer, including suppliers and partners who help meet customer needs, Clarify helps companies attract, acquire and retain customers at significantly reduced costs.

     Clarify markets its software and services primarily through its direct sales organization. Clarify maintains sales and support offices throughout North America, Europe, and the Asia/Pacific region. A variety of industries employ Clarify's solutions, including telecommunications, high technology, financial services, healthcare, consumer products, and travel and entertainment. Clarify's customers include Automatic Data Processing, Inc., BP Amoco, Cisco Systems, Inc., General Electric Company, Georgia Pacific, The Gillette Company, Hewlett-Packard Company, Microsoft Corporation, and Sprint PCS. Clarify maintains its executive offices at 2560 Orchard Parkway, San Jose, California 95131.

                          PERCENTAGE OF TOTAL REVENUES

     The following table sets forth the percentage of total revenues for certain items in the Company's Condensed Consolidated Statements of Income data for the three months ended March 31, 1999 and 1998.

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Revenues:
  License fees..............................................   55.8%    64.8%
  Services..................................................   44.2     35.2
                                                              -----    -----
          Total revenues....................................  100.0    100.0
                                                              =====    =====
Cost of revenues:
  License fees..............................................    2.3      2.6
  Services..................................................   25.4     20.2
                                                              -----    -----
          Total cost of revenues............................   27.7     22.8
                                                              -----    -----
Gross margin................................................   72.3     77.2
Operating expenses:
  Product development and engineering.......................   13.5     18.5
  Sales and marketing.......................................   43.0     46.5
  General and administrative................................    7.0      9.3
                                                              -----    -----
          Total operating expenses..........................   63.5     74.3
                                                              -----    -----
     Operating income.......................................    8.8      2.9
Interest and other income (expense), net....................    1.3      1.6
                                                              -----    -----
Income before income taxes..................................   10.1      4.5
Provision for income taxes..................................    3.9      1.7
                                                              -----    -----
Net income..................................................    6.2%     2.8%
                                                              =====    =====

Revenues

     Total revenues increased $18.6 million (75%) to $43.5 million in the first quarter of 1999 from $24.9 million in the first quarter of 1998. International revenues accounted for approximately 32% of total revenues in the first quarter of 1999 compared to 24% in the first quarter of 1998. The absolute increase in total revenues is a result of growth in both license fees and service revenues. The Company does not believe that the percentage increases in revenues achieved in any one period should necessarily be anticipated in future periods. The Company's revenues are derived primarily from license fees and charges for services, including maintenance, consulting and training. License fees revenues consist of revenues from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation, and fees from sublicensing third-party software products. Service revenues consist primarily of maintenance, consulting, and training revenues. Consulting services consist primarily of implementation services related to the installation of the Company's software and do not include significant customization to or development of the underlying software code.

     License Fees. License fee revenues increased $8.2 million (50%) to $24.3 million in the first quarter of 1999 from $16.1 million in the first quarter of 1998. International license fee revenues accounted for approximately 40% of total license fee revenues in the first quarter of 1999 compared to 29% in the first quarter of 1998. The increase in license fee revenues was due to further market acceptance of the Company's existing products, continued enhancement of such products and increased breadth of the Company's product offerings. Additionally, the growth was also attributable to increased follow-on sales to existing customers, sales of the Company's products further penetrating existing segments and increased sales as a result of the expansion of the Company's direct sales force and marketing organization. The Company expects that license fee revenues will fluctuate as a percentage of total revenues in the future depending on the timing of new product introductions, customer buying patterns, the Company's pricing actions, competition, and other factors. Further, the Company does not believe that license fee revenues in any one period are indicative of license fee revenues in any future period.

     Services. Revenues from services increased $10.4 million (119%) to $19.2 million in the first quarter of 1999 from $8.8 million in the first quarter of 1998. International services revenues accounted for approximately 22% of total services revenues in the first quarter of 1999 compared to 16% in the first quarter of 1998. The growth in services revenues in absolute dollars was due to an increase in maintenance and consulting, and to a lesser extent, training services associated with increased sales of the Company's applications. The Company expects revenues from services to increase in future periods as the customer installed base increases, though the percentage increases in services revenue achieved in any one period should not be anticipated in future periods

Cost of Revenues

     Cost of License Fees. Cost of license fees increased to $1.0 million in the first quarter of 1999 from $0.7 million in the first quarter of 1998, representing 4% of the related license fee revenues for the three months ended March 31, 1999 and 1998, respectively. Costs related to research, design and development of products are charged to product development and engineering expense as incurred. Cost of license fees as a percentage of license fees revenues may fluctuate from period to period due to the increased or decreased sale of royalty bearing software products and related negotiations for such royalty agreements.

     Cost of Services. Cost of services increased to $11.0 million in the first quarter of 1999 from $5.0 million in the first quarter of 1998, representing 57% of the related service revenues for the three months ended March 31, 1999 and 1998, respectively. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. The absolute dollar increases are due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base. The Company expects to make continued investments in its service organization in order to support the Company's customer installed base and anticipates that cost of services will increase in absolute dollars in future periods.

Operating Expenses

     Product Development and Engineering. Product development and engineering expenses increased $1.3 million (27%) to $5.9 million in the first quarter of 1999 from $4.6 million in the first quarter of 1998 but as a percentage of total revenues decreased to 14% in the current quarter from 19% for the same period one year ago. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in absolute dollars was primarily attributable to an increase in personnel and related overhead costs as well as consulting expenses. The Company currently anticipates that product development and engineering expenses will increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

     Sales and Marketing. Sales and marketing expenses increased $7.1 million (61%) to $18.7 million in the first quarter of 1999 from $11.6 million in the first quarter of 1998 but as a percentage of total revenues decreased to 43% in the current quarter from 47% in the same quarter one year ago. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the further expansion of the Company's worldwide sales and marketing organizations and higher sales commissions associated with increased revenue and increased marketing activities. The Company intends to continue to invest substantial resources in expanding its direct sales force, both domestically and internationally, expanding its other distribution channels, and conducting marketing programs to support existing and new product offerings. Accordingly, sales and marketing expenses are expected to increase in absolute dollars in future periods.

     General and Administrative. General and administrative expenses increased $0.7 million (32%) to $3.0 million in the first quarter of 1999 from $2.3 million in the first quarter of 1998 but as a percentage of total revenues decreased to 7% in the current quarter compared to 9% in the same period a year ago. General and administrative expenses consist primarily of salaries and benefits, travel expenses, and related overhead costs for the finance, human resources, and executive and administrative personnel of the Company. The increase in dollar amount was due primarily to increases in personnel, related overhead costs and expenses related to the Company's infrastructure expansion. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company continues to expand its infrastructure.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net represents interest income earned on the Company's cash, cash equivalents and investments, and other items including foreign exchange gains and losses. Interest and other income (expense), net increased to $0.6 million in the first quarter of 1999 from $0.4 million in the first quarter of 1998 due to higher investment income and higher foreign exchange gains.

     Provision for Income Taxes. The Company's effective tax rate for the first quarter of 1999 and 1998 was 39% and 37%, respectively. The increase in the current quarter effective tax rate is primarily the result of the expiration of the research and development credit in the current year compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments totaled $71.2 million at March 31, 1999 representing about 54% of total assets compared to $57.7 million at December 31, 1998, representing about 47% of total assets. The Company has invested its cash in excess of current operating requirements in a portfolio of both taxable and tax-exempt investment grade securities. The investments have variable and fixed interest rates and short and long term maturities. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

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

CHANGES IN FINANCIAL CONDITION

     Cash and cash equivalents at March 31, 1999 totaled $36.3 million representing an increase of 16% from December 31, 1998. Operations and changes in exchange rates generated $15.0 million. Investing activities used $12.4 million including a net increase in investments of $8.5 million and $2.1 million was used to acquire property and equipment (net of proceeds from disposition of property and equipment). Financing activities generated $2.4 million from sales of shares under employee benefit plans.

     Net cash provided by operating activities was $14.6 million in the first three months of 1999 compared to $5.0 million in the first three months of 1998. In 1999, net cash provided by operating activities was comprised primarily of a decrease in accounts receivable, net income, increases in accounts payable and payroll related accruals, and depreciation and amortization. In 1998, net cash provided by operating activities was comprised primarily of a decrease in accounts receivable, depreciation and amortization, an increase in payroll related accruals, and net income partially offset by a decrease in deferred revenue.

     A net of $12.4 million in cash was used for investing activities in the first three months of 1999 compared to $2.7 million provided by investing activities in the same period one year ago. In 1999, net cash used primarily resulted from net purchases of investments and net purchases of property and equipment. In 1998, net cash provided by investing activities consisted primarily of net sales of investments partially offset by purchases of property and equipment.

     Net cash provided by financing activities was $2.4 million in the first quarter of 1999 compared to $0.1 million in the same quarter last year. The net cash provided for both periods resulted primarily from sales of shares under employee benefit plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The following tables summarize the financial instruments and derivative commodity instruments held by the Company at March 31, 1999, which are sensitive to changes in interest rates and foreign exchange rates. The Company uses forward foreign exchange contracts to manage these primary market exposures associated with underlying assets, liabilities and anticipated transactions. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are held for purposes other than trading.

     In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally included country risk, credit risk, and legal risk, and are not represented in the following tables.

INTEREST RATE SENSITIVITY

     This table presents descriptions of the maturity dates of the financial instruments that were held by the Company at March 31, 1999 and which are sensitive to changes in interest rates (in thousands except percentages):

                                                            MARCH 31,
                                                        -----------------      TOTAL
                                                         2000       2001     FAIR VALUE
                                                        -------    ------    ----------
State and municipal securities........................  $20,376    $2,834     $23,210
US Government Agency securities.......................    6,209        --       6,209
Corporate debt securities.............................    5,500        --       5,500
                                                        -------    ------     -------
          Total.......................................  $32,085    $2,834     $34,919
                                                        =======    ======     =======
Average interest rate.................................     3.86%     5.13%

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

     The Company had $10.0 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at March 31, 1999. Gains and losses related to these instruments at March 31, 1999 were not material. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

     The following table provides information about the Company's foreign exchange forward contracts at March 31, 1999. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at March 31, 1999.

     Forward contracts to sell foreign currencies for U.S. dollars:

                                                           AVERAGE         U.S.
                                                          CONTRACT       NATIONAL        FAIR
                                                            RATE          AMOUNT         VALUE
                                                         -----------    -----------    ---------
                                                          (IN THOUSANDS, EXCEPT CONTRACT RATES)
Japanese Yen...........................................   122.5700        $3,988        $4,072
German Mark............................................     1.8051         1,939         1,927
British Pound Sterling.................................     1.6067         1,599         1,614
Australian Dollar......................................     0.6225         1,052         1,073
French Franc...........................................     6.0463           992           985
Singapore Dollar.......................................     1.7310           326           326

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

     The Company's software products generally are shipped as orders are received. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with a concentration of these revenues in the last half of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. In addition, there has been and continues to be a trend toward larger enterprise license transactions, which often require approval by a customer's upper management. The timing of these transactions are typically difficult to manage and predict. Failure to close any individually significant anticipated transaction could cause the Company's revenues and operating results in a period to fall short of the expectations of securities analysts and investors, and could result in revenue losses. In addition, revenues in any one quarter are not indicative of revenues in any future period.

     The Company believes the purchase of its products generally involves a significant commitment of capital. Customers have tended to implement the Company's products on a large scale and must establish certain minimum hardware capabilities. As a result, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer buying patterns.

     The foregoing factors make estimating quarterly revenues and operating results prior to the end of a quarter uncertain. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely affected. Net income may be disproportionately adversely affected by a reduction in revenues because substantial portions of the Company's expenses are relatively fixed in any given quarter. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. The Company plans to increase expenditures to fund continued expansion of international operations, a larger worldwide direct and indirect sales and marketing staff and related marketing expenditures, development of new distribution and resale channels, greater levels of research and development, and broader customer service and support capability, although annual expenditures will depend upon ongoing operating results and evolving business needs. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's revenues, operating results and financial condition would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the market price of the Company's common stock would likely be materially adversely affected.

  Continued Volatility of Stock Price

     In the past, the price of the Company's common stock has been volatile. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations by the Company or its competitors, the introduction of new products or changes in product pricing policies by the Company or its competitors, matters involving the Company's proprietary rights or other litigation, changes in earnings estimates or purchase recommendations by securities analysts or other factors could cause the market price of the Company's common stock to fluctuate substantially, particularly on a quarterly basis. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of such companies. These fluctuations, as well as general economic, market and political conditions, such as international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation brought against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  Management of Growth

     The Company has grown rapidly in the last four years. The growth of the Company's business and the expansion of the Company's customer base have placed a significant strain on the Company's management and operations. The Company's recent growth and expansion have resulted in substantial increases in the number of its employees and the geographic area of its operations. The Company's ability to support the growth of its operations will be substantially dependent upon securing highly trained internal and third-party resources to conduct pre-sales activity, product implementation, training, and other customer support services.

To accommodate this growth and the expected expansion of its staff, the Company's officers and other key employees will be required to improve and implement a variety of operational and financial systems and procedures, to expand, train and manage its employee base, and to engage and work effectively with third-party implementation providers. There can be no assurance that the Company will be able to manage its recent or any future expansion successfully. Any inability to do so would likely have a material adverse effect on the Company's business, results of operations and financial condition.

  Integration of Acquired Businesses or Technologies

     The Company may acquire or make investments in complementary businesses, products, services, or technologies. From time to time, the Company has had discussions with companies regarding the acquisition of, or investment in, their businesses, products, services, or technologies. There can be no assurance that the Company will be able to identify suitable acquisition or investment candidates. Even if the Company identifies suitable candidates, there can be no assurance that the Company will be able to make such acquisitions or investments on commercially acceptable terms, if at all. The Company may have difficulty in assimilating the personnel and operations of any business that the Company may acquire. In addition, the key personnel of the acquired company may decide not to work for the Company. Furthermore, the Company may have difficulty in converting the business strategy of any acquired company into one that is consistent with the Company's strategic goals, or assimilating the products, services, or technologies of companies it may acquire into its operations. These difficulties could disrupt the Company's ongoing business, distract management and employees, increase expenses, and adversely affect results of operations due to accounting requirements such as goodwill recognition. Furthermore, the Company may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to the Company's existing stockholders.

  International Operations

     The Company established its European headquarters in the United Kingdom in 1994. Since then, additional offices have been opened in Germany, France, Japan, Australia, Canada, and Singapore. To support the growth of the Company's international operations, the Company continues to incur significant costs to build its service and support infrastructure in advance of anticipated revenues. Operating costs in many countries, including some of those in which the Company operates, are often higher than in the United States. As a result of such international expansion, the Company must continue to implement and improve its operational and financial systems and procedures and to expand, train and manage both its employee base and its relationships with third-party implementation providers. International expansion has placed, and is expected to continue to place, a significant strain on the Company's management and operations. There can be no assurance that the Company's international operations will continue to be successful or that the Company will be able to manage effectively the increased level of international operations. To the extent that the Company is unable to do so in a timely manner or is unable to otherwise manage these activities effectively, the Company's growth in international revenues, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     Furthermore, future increases in the value of the U.S. dollar abroad could make the Company's products less competitive in international markets. As the Company increases its international operations, fluctuations in international currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies may individually or in the aggregate have a material adverse effect on the Company's business, results of operations and financial condition. While the Company's efforts to hedge foreign currency denominated intercompany balances are designed to limit its exposure to fluctuations in foreign currency exchange rates, there can be no assurance that its efforts will have such an effect. To the extent that any exchange rate fluctuations would have had a positive impact on the Company's financial performance, the effect of such hedging transactions could be to eliminate or reduce the gains that would have otherwise accrued to the Company. Furthermore, the Company is subject to foreign exchange rate fluctuations as the financial results of its international subsidiaries are translated into U.S. dollars in consolidation.

     Additional risks inherent in the Company's international business activities include, among others, unexpected changes in regulatory requirements, economic turmoil in other countries, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in other countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of international laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations and financial condition.

  Lengthy Sales and Implementation Cycles

     The Company's products are typically intended for use in applications that may be critical to a customer's business. The license and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to customer delays associated with the customer's potentially lengthy internal approval processes which typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and subject to significant delays over which the Company has little or no control.

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

  Dependence on New Products and Rapid Technological Change

     The front-office solutions market, including the markets for customer service, field service and logistics, quality assurance, help desk, and sales and marketing applications, is characterized by rapid technological change, frequent new product introductions, evolving industry standards, and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. While the Company believes that it offers one of the broadest product lines in the front-office solutions market, this market continues to evolve and customer requirements continue to change. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products in response to technological developments, evolving industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to the development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

     The Company has in the past introduced product upgrades and enhancements on a frequent basis, and expects to continue to introduce upgrades and enhancements of its existing products. The Company also currently plans to introduce and market new products. The upgrades, enhancements and new products are subject to significant technical risks, including the difficulty of ensuring that such products will permit successful migration of customer data from a variety of existing platforms. In the past, the Company has experienced delays in development, which have resulted in delays in the commencement of commercial shipments of new products and enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance on a timely basis, or that the Company's current or future products will conform to industry requirements. If any potential new products, upgrades or enhancements are delayed, experience quality problems or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

  Dependence upon Key Personnel

     The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. In the past, the Company has experienced turnover in key personnel. Additions of new, and departures of existing, personnel, particularly in key positions, could have a material adverse effect upon the Company's business, operating results, and financial condition. The Company's future performance depends significantly upon the continued service and performance of its executive officers and key personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales, financial and managerial personnel. The Company recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to further increase the total number of employees significantly in the future. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales, financial and managerial employees or that it will be able to attract, assimilate or retain other highly qualified technical, sales, financial and managerial personnel in the future.

  Product Concentration

     To date, a significant portion of the Company's revenues have been attributable to sales of the Clarify FrontOffice 98(TM) suite of products. As a result, factors adversely affecting the pricing of or demand for Clarify FrontOffice 98, such as competition or technological change, could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Clarify FrontOffice 98. There can be no assurance that the Company will continue to be successful in marketing Clarify FrontOffice 98 or other products.

  Product Liability

     The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company entails the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

  Expansion of Distribution Channels

     The Company has historically sold its products primarily through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with certain third-party distributors, resellers and systems integrators. There can be no assurance that the Company will be able to attract a sufficient number of third-party distribution partners or that such partners will be able to successfully distribute the Company's products. Any inability to establish and maintain successful relationships with distributors, resellers or systems integrators could have a material adverse effect on the

Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

  Year 2000 Readiness

     As is true for most companies, the Year 2000 computer issue creates a risk for the Company. If the Company's systems do not accommodate the change in date to the year 2000, there could be an adverse impact on the Company's operations. For example, if the Company's computer systems and software products with date-sensitive functions do not distinguish 21st century dates from 20th century dates in the date code fields, system failures and erroneous data may result. The Company has formed a task force to assess its Year 2000 readiness.

REVIEW PROCESS

     The Company's Year 2000 review process is divided into five components:

     (1) Product Review (including review of third-party embedded software)

     (2) Information Technology Review (including both hardware systems and application software)

     (3) Supplier Review

     (4) Customer Review

     (5) Facilities Review (such as security systems and building equipment)

     The general, phases common to all five component reviews are: (1) analyzing Year 2000 issues; (2) categorizing any identified risks as fatal, critical or marginal; (3) assessing the Year 2000 readiness of identified items; (4) testing of identified items; and (5) repairing, renovating or replacing fatal or critical items that are not Year 2000 ready.

     PRODUCT REVIEW

     The Company has completed all phases of its product review. The Company's products have been developed and tested to accommodate the following Year 2000 issues:

     - General integrity -- no value for current date will cause interruptions in desired operations.

     - Data integrity -- all manipulations of time-related data will produce desired results for all valid date values within the application domain.

     - Implicit century -- for any date element represented without century, the correct century is unambiguous for all manipulations involving that element.

     - Leap year -- the product recognizes Year 2000 as a leap year.

     The Company's current products meet the requirements for general integrity, data integrity, implicit century recognition and leap year recognition for the Year 2000 in all material respects. As an added measure of security, the Company has engaged an independent third-party to certify that the Clarify FrontOffice 98(TM) suite of sales and service applications are Year 2000-ready in all material respects. The Company expects to complete such third-party certification by June 1999.

     THIRD-PARTY EMBEDDED PRODUCTS REVIEW

     The Company did not test, and therefore does not warrant, any third-party embedded products or applications distributed as part of Clarify FrontOffice 98 (CFO98) Bill of Materials to be Year 2000 ready when such embedded products or applications are run in stand-alone mode. The Company has tested, and therefore certifies to be Year 2000-ready, only the custom implementations of third-party embedded products or applications accessible only from within the CFO98 application and only when CFO98 is properly installed and used and unmodified from its intended use. The Company is, however, seeking assurances from all its vendors that licensed software contained within the CFO98 distribution is Year 2000-ready. The Company released the next generation product, eFrontOffice(TM), in April, 1999 which incorporates updated versions of third-party software as well as all patches to base Clarify code, including any and all identified Year 2000-related updates. The Company believes that eFrontOffice, and all subsequent releases of such product, will continue to be Year 2000-ready in all material respects.

     INFORMATION TECHNOLOGY REVIEW

     The Company has completed all assessment and testing of its critical business systems and is in the process of remediation where necessary. The Company expects to complete remediation of critical and ancillary systems, if any, by September 1999. Although the Company currently believes its information technology is Year 2000-ready in all material respects, current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs to the Company.

     SUPPLIER REVIEW

     The Company has conducted an audit of all suppliers and rated them fatal, critical or marginal. All of the suppliers ranked as fatal by the Company have been assessed and/or audited as to the Year 2000 readiness of their products and/or services. An audit of 80% of the suppliers rated by the Company as critical or marginal has been completed. The Company maintains a database of its suppliers and their Year 2000 readiness status. Contingency plans exist for suppliers that are not Year 2000-ready, which plans include engaging replacement suppliers that are Year 2000-ready. The Company believes that its suppliers reviewed to date are Year 2000-ready in all material respects. The Company expects to complete its supplier review and remediation efforts by July 1999.

     CUSTOMER REVIEW

     The Company intends to remain proactive in maintaining a Year 2000-ready installed base. The Company has implemented initiatives to assist clients in upgrading older versions of the Company's product suite to ensure a Year 2000-ready installed base at the turn of the century. Such initiatives to date include communications programs for clients on our websites, newsletters, a Year 2000 hotline and the education of our direct sales force. The Company maintains a Year 2000 Program Office in conjunction with the professional services, marketing and sales organizations to develop programs to assist clients with their Year 2000 migration efforts.

     FACILITIES REVIEW

     The Company relocated its headquarters in May 1999 and required all products and facilities vendors participating in the relocation to warranty their products and internal systems as being Year 2000-ready.

     CONTINGENCY PLANS

     The Company is in the process of developing contingency plans for core business processes to protect against a potential interruption in continuity of operations in any of its critical operational areas due to Year 2000-related problems. The Company expects to complete its Year 2000 contingency plans by the third quarter of fiscal 1999. The Company does not believe that the costs of developing and implementing its Year 2000 contingency plans will have a material effect on its results of operations or financial condition.

     BUDGET

     The Company does not believe that the total costs associated with the Company's Year 2000 review process and any required modifications to become Year 2000-ready will be material to the Company's results of operations or financial condition. The Company currently estimates the total costs associated with its Year 2000 review process to be approximately $400,000. The use of internal resources or existing infrastructure is not accounted for in this estimate. The total amount expended through March 31, 1999 was approximately $75,000 to purchase lab testing equipment and augment staffing. The Company currently estimates that the future costs of completing the Year 2000 review process will be approximately $75,000 to augment staff and to purchase additional testing equipment and approximately $250,000 to obtain independent third-party Year 2000 readiness certification of the company's current products. The Company has funded and plans to continue to fund its Year 2000 review process from its operating cash flows. The estimated cost of the Company's Year 2000 review process does not represent a percentage of the Company's planned 1999 budget for computer hardware and software. The Company does not anticipate that any existing information technology review procedures will need to be deferred as of part of its Year 2000 efforts.

     Although the Company's Year 2000 review process is expected to reduce the Company's level of uncertainty regarding any Year 2000 problems significantly, failure to correct known or unknown material Year 2000 problems could result in a delay or loss of revenues, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results or financial condition. The Company does not currently have any information concerning the Year 2000 readiness status of its customers' business operations, beyond compliance with respect to the Company's products. As is the case with other similarly-situated software companies, if the Company's current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, the Company's business, results of operations or financial condition could be materially adversely affected. In addition, some commentators have predicted significant litigation regarding Year 2000 compliance issues. Due to the unprecedented nature of such litigation, the Company is uncertain whether or to what extent it may be affected by it.

  Euro Conversion

     The Company's international operations entail certain risks associated with the formation of the European economic and monetary union (the "EMU"). On January 1, 1999, EMU member states implemented a single currency, the "Euro". On that day, the Euro became a functional legal currency within these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the French Franc or Deutschemark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly processing each country's respective currencies as wells as the Euro.

     The Company is dedicated to addressing issues associated with EMU properly. By January 1, 2002 all of the Company's customers in EMU member states must convert all the monetary values in their databases to the Euro, having previously reflected all values in the respective local currency. The Company intends to ensure that its internal systems will be able to process the Euro as the single monetary unit for all EMU member states simultaneously. At this time, it is not possible to estimate the costs to the Company associated with its Euro conversion effort and there can be no assurance that the Euro conversion effort and its related costs will not have a materially adverse effect on the Company's business, operating results, and financial condition.

  Effect of Certain Charter Provisions

     The Company's Board of Directors has the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of such preferred stock without any further vote or action by the stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of preferred stock. Furthermore, certain provisions of the Company's Certificate of Incorporation, Bylaws, Stockholder Rights Plan, and Delaware law could delay, prevent or make more difficult a merger, tender offer or proxy contest involving the Company.

                           PART II. OTHER INFORMATION

ITEM 1.MATERIAL DEVELOPMENTS IN CONNECTION WITH LEGAL PROCEEDINGS.

       N/A

ITEM 2.MATERIAL MODIFICATION OF RIGHTS OF REGISTRANT'S SECURITIES.

       N/A

ITEM 3.DEFAULTS ON SENIOR SECURITIES.

       N/A

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       N/A

ITEM 5.OTHER.

       N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT
    NUMBER
    -------
    10.18      Robert Spinner Separation Agreement
    27         Financial data schedule for the three months ended March 31,
               1999 (included only in the copy of this report filed
               electronically with the Securities and Exchange Commission)

(b) REPORTS ON FORM 8-K.

     The Registrant filed no reports on Form 8-K during the first quarter ended March 31, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: May 10, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DOCUMENT DESCRIPTION
-------                        --------------------
10.18      Robert Spinner Separation Agreement
27         Financial data schedule for the three months ended March 31,
           1999 (included only in the copy of this report filed
           electronically with the Securities and Exchange Commission)