Form 10-Q
period 1999-06-30
CLARIFY INC
filed 1999-08-12
CIK 1000782

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 965-7000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $0.0001 PAR VALUE
  SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 1999 there were 23,166,991 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CLARIFY INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1998.......................................    3
         Condensed Consolidated Statements of Income
         For the three and six months ended June 30, 1999 and 1998...    4
         Condensed Consolidated Statements of Cash Flows
         For the six months ended June 30, 1999 and 1998.............    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   12

                        PART II. OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Security Holders..........   22
Item 6.  Exhibits and Reports on Form 8-K............................   23
SIGNATURE............................................................   24

                                  CLARIFY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 30,469        $ 31,271
  Short-term investments....................................     31,954          25,917
  Accounts receivable, net of allowances of $3,886 in 1999
     and $2,757 in 1998.....................................     51,800          45,224
  Prepaid expenses and other current assets.................      3,227           2,604
  Deferred tax assets.......................................      4,934           4,934
                                                               --------        --------
          Total current assets..............................    122,384         109,950
Property and equipment, net.................................     12,878           8,437
Long-term investments.......................................      5,686             516
Non-current deferred tax assets.............................      1,860           1,860
Other non-current assets....................................      1,724           1,837
                                                               --------        --------
          TOTAL ASSETS......................................   $144,532        $122,600
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $ 12,183        $  5,826
  Payroll related accruals..................................     10,100           9,589
  Other accrued liabilities.................................      8,767           8,800
  Income taxes payable......................................      2,400           1,980
  Deferred revenue..........................................     25,103          25,086
                                                               --------        --------
          Total current liabilities.........................     58,553          51,281
                                                               --------        --------
Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000 shares
     authorized; none outstanding
  Common stock, $.0001 par value, 55,000 shares authorized;
     shares issued and outstanding: 23,064 in 1999 and
     22,168 in 1998.........................................          2               2
  Additional paid-in-capital................................     67,389          59,127
  Accumulated other comprehensive deficit...................       (336)           (602)
  Deferred compensation.....................................         --             (18)
  Retained earnings.........................................     18,924          12,810
                                                               --------        --------
          Total stockholders' equity........................     85,979          71,319
                                                               --------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $144,532        $122,600
                                                               ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Revenues:
  License fees......................................  $28,590    $19,624    $52,840    $35,756
  Services..........................................   23,707     10,202     42,912     18,969
                                                      -------    -------    -------    -------
          Total revenues............................   52,297     29,826     95,752     54,725
                                                      -------    -------    -------    -------
Cost of revenues:
  License fees......................................      738        451      1,750      1,115
  Services..........................................   13,216      6,397     24,258     11,418
                                                      -------    -------    -------    -------
          Total cost of revenues....................   13,954      6,848     26,008     12,533
                                                      -------    -------    -------    -------
Gross margin........................................   38,343     22,978     69,744     42,192
Operating expenses:
  Product development and engineering...............    6,600      5,094     12,473      9,704
  Sales and marketing...............................   23,402     13,939     42,090     25,521
  General and administrative........................    3,357      2,433      6,392      4,736
                                                      -------    -------    -------    -------
          Total operating expenses..................   33,359     21,466     60,955     39,961
                                                      -------    -------    -------    -------
Operating income....................................    4,984      1,512      8,789      2,231
Interest and other income (expense), net............      645        235      1,233        627
                                                      -------    -------    -------    -------
Income before income taxes..........................    5,629      1,747     10,022      2,858
Provision for income taxes..........................    2,195        646      3,908      1,057
                                                      -------    -------    -------    -------
          Net income................................  $ 3,434    $ 1,101    $ 6,114    $ 1,801
                                                      =======    =======    =======    =======
Basic net income per share..........................  $  0.15    $  0.05    $  0.27    $  0.08
                                                      =======    =======    =======    =======
Shares used in per share computation -- basic.......   22,781     21,602     22,551     21,475
                                                      =======    =======    =======    =======
Diluted net income per share........................  $  0.14    $  0.05    $  0.25    $  0.08
                                                      =======    =======    =======    =======
Shares used in per share computation -- diluted.....   25,122     22,462     24,840     22,364
                                                      =======    =======    =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 1999           1998
                                                              -----------    ----------
Cash flows from operating activities:
  Net income................................................   $  6,114       $ 1,801
  Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Depreciation and amortization..........................      3,274         2,681
     Provision for doubtful accounts........................        550         1,145
     Other..................................................         --            47
     Changes in assets and liabilities:
       Accounts receivable..................................     (7,973)          257
       Prepaid expenses and other current assets............       (680)          131
       Accounts payable.....................................      6,400          (345)
       Payroll related accruals.............................        668           194
       Other accrued liabilities............................        537             8
       Deferred revenue.....................................        414         2,083
                                                               --------       -------
          Net cash provided by operating activities.........      9,304         8,002
                                                               --------       -------
Cash flows from investing activities:
  Purchase of property and equipment........................     (7,812)       (3,411)
  Purchase of investments...................................    (71,959)       (7,770)
  Sale and maturities of investments........................     60,752         9,940
  Increase in other assets..................................         88            42
                                                               --------       -------
          Net cash used for investing activities............    (18,931)       (1,199)
                                                               --------       -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............      8,262         2,342
                                                               --------       -------
          Net cash provided by financing activities.........      8,262         2,342
                                                               --------       -------
Effect of foreign exchange rate changes on cash.............        563           312
                                                               --------       -------
Net (decrease) increase in cash and cash equivalents........       (802)        9,457
Cash and cash equivalents, beginning of period..............     31,271        20,744
                                                               --------       -------
  Cash and cash equivalents, end of period..................   $ 30,469       $30,201
                                                               ========       =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................   $      7       $    --
                                                               ========       =======
  Cash paid for taxes.......................................   $  3,512       $ 1,194
                                                               ========       =======
Supplemental disclosure of noncash investing and financing
  activities:
Change in unrealized net holding gain on investments........   $    (29)      $    (8)
                                                               ========       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated balance sheets of Clarify Inc. and its subsidiaries ("Clarify" or the "Company") as of June 30, 1999 and December 31, 1998, the related unaudited condensed consolidated statements of income for the three and six months ended June 30, 1999 and 1998, and the related unaudited condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared on substantially the same basis as are the annual consolidated financial statements. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year.

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

 2. COMPREHENSIVE INCOME

     The components of total comprehensive income, net of tax, are as follows (in thousands):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   1999       1998       1999      1998
                                                  -------    -------    ------    ------
Net income......................................  $3,434     $1,101     $6,114    $1,801
Unrealized net holding (loss) gain on
  investments...................................     (25)       245        (29)      244
Translation adjustment..........................      44         (2)       295        (5)
                                                  ------     ------     ------    ------
          Total comprehensive income............  $3,453     $1,344     $6,380    $2,040
                                                  ======     ======     ======    ======

     The components of accumulated other comprehensive deficit are as follows (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
Unrealized net holding (loss) gain on investments...........   $ (19)        $  10
Cumulative translation adjustment...........................    (317)         (612)
                                                               -----         -----
Accumulated other comprehensive deficit.....................   $(336)        $(602)
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

                                  CLARIFY INC.

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share (in thousands):

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               1999       1998       1999       1998
                                              -------    -------    -------    -------
Weighted average shares
  outstanding -- basic......................   22,781     21,602     22,551     21,475
Dilutive common stock equivalents...........    2,341        860      2,289        889
                                              -------    -------    -------    -------
Weighted average shares and equivalents --
  diluted...................................   25,122     22,462     24,840     22,364
                                              =======    =======    =======    =======
Net income for basic and diluted earnings
  per share computation.....................  $ 3,434    $ 1,101    $ 6,114    $ 1,801
                                              =======    =======    =======    =======

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

     At June 30, 1999, the Company had foreign currency forward contracts outstanding to hedge foreign currency intercompany accounts receivable and accounts payable. These contracts typically have 30 day maturities and are intended to reduce exposure to foreign currency exchange risk. The total aggregate fair value of and the net unrealized loss on foreign exchange contracts were $13.2 million and $39,000, respectively.

 5. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. SFAS No. 133 will be effective for the Company's fiscal year 2001. Management believes that this statement will not have a significant impact on the Company.

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

OVERVIEW

     Clarify Inc. ("Clarify" or the "Company"), founded in August 1990, is a leading developer and provider of enterprise-scale, Internet-ready front office applications software for high-quality management of customer relationships over their lifetime. Clarify's software helps companies build service into every customer interaction across a variety of media with integrated solutions that automate call center, sales and marketing, technical support, field service and logistics, quality assurance, and help desk processes. By uniting the entire virtual enterprise around the customer, including suppliers and partners who help meet customer needs, Clarify helps companies attract, acquire and retain customers at significantly reduced costs.

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

                           PERCENT OF TOTAL REVENUES

     The following table sets forth the percentage of total revenues for certain items in the Company's Condensed Consolidated Statements of Income data for the three and six months ended June 30, 1999 and 1998.

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              --------------    --------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    -----
Revenues:
  License fees............................................     54.7%    65.8%    55.2%    65.3%
  Services................................................     45.3     34.2     44.8     34.7
                                                              -----    -----    -----    -----
          Total revenues..................................    100.0    100.0    100.0    100.0
                                                              -----    -----    -----    -----
Cost of revenues:
  License fees............................................      1.4      1.5      1.8      2.0
  Services................................................     25.3     21.5     25.3     20.9
                                                              -----    -----    -----    -----
          Total cost of revenues..........................     26.7     23.0     27.1     22.9
                                                              -----    -----    -----    -----
Gross margin..............................................     73.3     77.0     72.9     77.1
Operating expenses:
  Product development and engineering.....................     12.6     17.1     13.0     17.7
  Sales and marketing.....................................     44.7     46.7     44.0     46.6
  General and administrative..............................      6.4      8.1      6.7      8.7
                                                              -----    -----    -----    -----
          Total operating expenses........................     63.7     71.9     63.7     73.0
                                                              -----    -----    -----    -----
Operating income..........................................      9.6      5.1      9.2      4.1
Interest and other income (expense), net..................      1.2      0.8      1.3      1.1
                                                              -----    -----    -----    -----
Income before income taxes................................     10.8      5.9     10.5      5.2
Provision for income taxes................................      4.2      2.2      4.1      1.9
                                                              -----    -----    -----    -----
          Net income......................................      6.6%     3.7%     6.4%     3.3%
                                                              =====    =====    =====    =====

  Revenues

     Total revenues increased $22.5 million (75%) to $52.3 million in the second quarter of 1999 from $29.8 million in the same period one year ago. Total revenues increased $41.1 million (75%) to $95.8 million in the first six months of 1999 from $54.7 million in the same period one year ago. Revenue from the Americas increased $14.9 million (60%) and $27.2 million (62%) for the second quarter and six months ended June 30, 1999, respectively, compared to the same periods one year ago. Other international revenue increased $7.6 million (149%) and $13.9 million (130%) for the three and six months ended June 30, 1999, respectively, compared to the corresponding prior year periods. Other international revenue accounted for approximately 24% and 26% of total revenue in the second quarter and first six months of 1999, respectively, compared to 17% and 19%, respectively, in the second quarter and first six months of 1998. The absolute increase in total revenues is a result of growth in both license fees and service revenues. The Company does not believe that the percentage increases in revenues achieved in any one period should necessarily be anticipated in future periods. The Company's revenues are derived primarily from license fees and charges for services, including maintenance, consulting and training. License fees revenue consists of revenue from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation, and fees from sublicensing third-party software products. Services revenue consists primarily of maintenance, consulting, and training revenues. Consulting services consist primarily of implementation services related to the installation of the Company's software and do not include significant customization to or development of the underlying software code.

     License Fees. License fees revenue increased $9.0 million (46%) to $28.6 million in the second quarter of 1999 from $19.6 million in the same period a year ago. License fees revenue increased $17.0 million (48%) to $52.8 million in the first six months of 1999 from $35.8 million in the same period a year ago. License fees revenue from the Americas increased $4.5 million (28%) and $9.0 million (33%) compared to the same three and six month periods a year ago. Other international license fees revenue increased $4.5 million (119%) and $8.0 million (99%), during the second quarter and first six months of 1999, respectively, compared to the same periods a year ago. Other international license fees revenue accounted for approximately 29% and 31% of total license fees revenue in the second quarter and first six months of 1999 compared to 19% and 23%, respectively, for the same prior year periods. The increase in license fees revenue was due to further market acceptance of the Company's existing products, continued enhancement of such products and increased breadth of the Company's product offerings. Additionally, the growth was also attributable to increased follow-on sales to existing customers, sales of the Company's products to new industry segments and increased sales as a result of the expansion of the Company's direct sales force and marketing organization. The Company expects that license fees revenue will fluctuate as a percentage of total revenue in the future depending on the timing of new product introductions, customer buying patterns, the Company's pricing actions, competition, and other factors. Further, the Company does not believe that license fee revenues in any one period are indicative of license fee revenues in any future period.

     Services. Revenue from services increased $13.5 million (132%) to $23.7 million in the second quarter of 1999 from $10.2 million in the same period one year ago. Revenue from services increased $23.9 million (126%) to $42.9 million in the first six months of 1999 from $19.0 million in the same period one year ago. Services revenue from the Americas increased $10.5 million (118%) in the current quarter and increased $18.1 million (110%) in the first six months of 1999, compared to the same periods last year. Other international services revenue increased $3.0 million (234%) and $5.8 million (228%) for the second quarter and first six months of 1999, respectively, compared to the same periods one year ago. Other international services revenue accounted for approximately 18% and 20% of total services revenue in the second quarter and first six months of 1999 compared to 13% and 14%, respectively, for the same prior year periods. The growth in services revenue in absolute dollars was due to an increase in maintenance and maintenance renewals, and consulting and training services associated with increased sales of the Company's applications. The Company expects revenue from services to increase in future periods as the customer installed base increases, though the percentage increases in services revenue achieved in any one period should not be anticipated in future periods.

  Costs of Revenues

     Cost of License Fees. Cost of license fees increased to $0.7 million and $1.8 million in the second quarter and first six months of 1999, respectively, from $0.5 million and $1.1 million, respectively, in the same periods in 1998. Cost of license fees represented 3% of the related license fee revenues for both the second quarter and first six months of 1999. Cost of license fees as a percentage of license fees revenue may fluctuate from period to period due to the increased or decreased sale of royalty bearing software products and related negotiations for such royalty agreements. Costs related to research, design and development of products are charged to product development and engineering expense as incurred.

     Cost of Services. Cost of services increased to $13.2 million and $24.3 million in the second quarter and first six months of 1999, respectively, from $6.4 million and $11.4 million, respectively, in the same periods in 1998. Cost of services represented 56% and 57% of the related service revenues for the second quarter and first six months of 1999, respectively. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. The absolute dollar increases are due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base. The Company expects to make continued investments in its service organization in order to support the Company's customer installed base and anticipates that cost of services will increase in absolute dollars in future periods.

  Operating Expenses

     Product Development and Engineering. Product development and engineering expenses increased $1.5 million (30%) and $2.8 million (29%) in the second quarter and first six months of 1999, respectively, compared to the same periods one year ago. As a percentage of total revenue, product development and engineering expense decreased to 13% in both the second quarter and first half of 1999 from 17% and 18%, respectively, for the same periods one year ago. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in absolute dollars was primarily attributable to an increase in personnel and related overhead costs as well as consulting expenses. The Company currently anticipates that product development and engineering expenses will increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

     Sales and Marketing. Sales and marketing expenses increased $9.5 million (68%) and $16.6 million (65%) in the second quarter and first six months of 1999, respectively, compared to the same periods one year ago. As a percentage of total revenue, sales and marketing expense decreased to 45% and 44% in the second quarter and first half of 1999 from 47% for both corresponding prior year periods. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the further expansion of the Company's worldwide sales and marketing organization, higher sales commissions associated with increased revenue, and increased marketing activities. The Company intends to continue to invest substantial resources in expanding its direct sales force, both domestic and international, expanding its other distribution channels, and conducting marketing programs to support existing and new product offerings. Accordingly, sales and marketing expenses are expected to increase in absolute dollars in future periods.

     General and Administrative. General and administrative expenses increased $0.9 million (38%) and $1.7 million (35%) in the second quarter and first six months of 1999, respectively, compared to the same periods one year ago. As a percentage of total revenue, general and administrative expense decreased to 6% and 7% in the second quarter and first half of 1999 from 8% and 9%, respectively, for the same periods one year ago. General and administrative expenses consist primarily of salaries and benefits, and related overhead costs for the finance, human resources, and executive and administrative personnel of the Company. The increase in dollar amount was due primarily to increases in personnel, related overhead costs and expenses related to the Company's infrastructure expansion. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company continues to expand its infrastructure.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net represents interest income earned on the Company's cash, cash equivalents and investments, and other items including foreign exchange gains and losses. Interest and other income (expense), net increased to $0.6 million in the second quarter of 1999 from $0.2 million in the second quarter of 1998 due to higher investment income and higher foreign exchange gains.

     Provision for Income Taxes. The Company's effective tax rate for the second quarter and first six months of 1999 and 1998 was 39% and 37%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments totaled $68.1 million at June 30, 1999 representing about 47% of total assets compared to $57.7 million at December 31, 1998, also representing about 47% of total assets. The Company has invested its cash in excess of current operating requirements in a portfolio of both taxable and tax-exempt investment grade securities. The investments have variable and fixed interest rates and short and long term maturities. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

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

CHANGES IN FINANCIAL CONDITION

     Cash and cash equivalents at June 30, 1999 totaled $30.5 million representing a decrease of 3% from December 31, 1998. Operations and changes in exchange rates generated $9.9 million. Investing activities used $18.9 million including a net increase in investments of $11.2 million, and $7.8 million was used to acquire property and equipment (net of proceeds from disposition of property and equipment). Financing activities generated $8.3 million from sales of shares under employee benefit plans.

     Net cash provided by operating activities was $9.3 million in the first six months of 1999 compared to $8.0 million in the first six months of 1998. In 1999, net cash provided by operating activities was comprised primarily of net income, increases in accounts payable and payroll related accruals, and depreciation and amortization. In 1998, net cash provided by operating activities was comprised primarily of net income, and an increase in accounts receivable, after adjustment for the provision of doubtful accounts, depreciation and amortization expense, offset by an increase in deferred revenue.

     Net cash used in investing activities was $18.9 million in the first six months of 1999 compared to $1.2 million in the first six months of 1998. In 1998 and 1999, net cash used primarily resulted from net purchases of investments and purchases of property and equipment.

     Net cash provided by financing activities was $8.3 million in the first six months of 1999 compared to $2.3 million in the first six months of 1998. The net cash provided for both periods resulted primarily from sales of shares under employee benefit plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The following tables summarize the financial instruments and derivative commodity instruments held by the Company at June 30, 1999, which are sensitive to changes in interest rates and foreign exchange rates. The Company uses forward foreign exchange contracts to manage these primary market exposures associated with underlying assets, liabilities and anticipated transactions. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are held for purposes other than trading.

     In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally included country risk, credit risk, and legal risk, and are not represented in the following tables.

INTEREST RATE SENSITIVITY

     This table presents descriptions of the maturity dates of the financial instruments that were held by the Company at June 30, 1999 and which are sensitive to changes in interest rates (in thousands except percentages):

                                                             JUNE 30
                                                    -------------------------
                                                     2000       2001     2002    TOTAL FAIR VALUE
                                                    -------    ------    ----    ----------------
State and municipal securities....................  $22,309    $4,981    $705        $27,995
US Government Agency securities...................    3,445        --      --          3,445
Corporate debt securities.........................    6,200        --      --          6,200
                                                    -------    ------    ----        -------
          Total...................................  $31,954    $4,981    $705        $37,640
                                                    =======    ======    ====        =======
Average interest rate.............................     3.76%     3.78%   3.35%

FOREIGN CURRENCY EXCHANGE RISK

     The Company has international subsidiaries through which the Company's products are sold in various global markets. As a result, the Company's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and financial market instruments. The Company utilizes hedge instruments, primarily forward contracts with maturities of approximately 30 days, to manage its exposure associated with firm intercompany positions denominated in nonfunctional currencies. The Company does not use derivative financial instruments for trading purposes.

     The Company had $13.2 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at June 30, 1999. Gains and losses related to these instruments at June 30, 1999 were not material. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

     The following table provides information about the Company's foreign exchange forward contracts at June 30, 1999. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at June 30, 1999.

     Forward contracts to sell foreign currencies for U.S. dollars:

                                                           AVERAGE         U.S.
                                                          CONTRACT       NOTIONAL        FAIR
                                                            RATE          AMOUNT         VALUE
                                                         -----------    -----------    ---------
                                                          (IN THOUSANDS, EXCEPT CONTRACT RATES)
Japanese Yen.........................................     120.9850        $4,496        $4,481
German Mark..........................................       1.8869         2,046         2,059
British Pound Sterling...............................       1.6046         2,576         2,547
Australian Dollar....................................       0.6460         2,261         2,317
French Franc.........................................       6.3241         1,241         1,248
Singapore Dollar.....................................       1.7255           530           537

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

     Additional risks inherent in the Company's international business activities include, among others, unexpected changes in regulatory requirements, economic turmoil in other countries, tariffs and other trade barriers, costs of localizing products for other countries, lack of acceptance of localized products in other countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of international laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations and financial condition.

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

  Product Concentration

     To date, a significant portion of the Company's revenues have been attributable to sales of the Clarify eFrontOffice(TM) suite of products. As a result, factors adversely affecting the pricing of or demand for Clarify eFrontOffice, such as competition or technological change, could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Clarify eFrontOffice. There can be no assurance that the Company will continue to be successful in marketing Clarify eFrontOffice or other products.

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

REVIEW PROCESS

     The Company's Year 2000 review process is divided into four components:

     (1) Product Review (including review of third-party embedded software)

     (2) Corporate Review (including business processes, hardware, software and facilities)

     (3) Supplier Review

     (4) Customer Review

     The general phases common to all four component reviews are: (1) analyzing Year 2000 issues; (2) categorizing any identified risks as fatal, critical or marginal; (3) assessing the Year 2000 readiness of identified items; (4) testing of identified items; and (5) repairing, renovating or replacing fatal or critical items that are not Year 2000 ready.

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

     The Company's current products meet the requirements for general integrity, data integrity, implicit century recognition and leap year recognition for the Year 2000 in all material respects. As an added measure of security, the Company has engaged an independent third-party to certify that the Clarify FrontOffice 98(TM)suite of sales and service applications are Year 2000 ready in all material respects. The Company expects to complete such third-party certification by September 1999. Although the company does not warranty version 5.x of the Clarify product, it is testing the suite to provide risk data to customers who choose to remain on that version. The Company expects to complete version 5.x testing in September 1999.

     THIRD-PARTY EMBEDDED PRODUCTS REVIEW

     The Company did not test, and therefore does not warrant, any third-party embedded products or applications distributed as part of Clarify FrontOffice 98 (CFO98) Bill of Materials to be Year 2000 ready when such embedded products or applications are run in stand-alone mode. The Company has tested, and therefore certifies to be Year 2000 ready, only the custom implementations of third-party embedded products or applications accessible only from within the CFO98 application and only when CFO98 is properly installed and used and unmodified from its intended use. The Company is, however, seeking assurances from all its vendors that licensed software contained within the CFO98 distribution is Year 2000 ready. The Company released its next generation product, eFrontOffice(TM), in April 1999 which incorporates updated versions of third-party software as well as all patches to base Clarify code, including any and all identified Year 2000-related updates. The Company believes that eFrontOffice, and all subsequent releases of such product, will continue to be Year 2000-ready in all material respects.

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

     SUPPLIER REVIEW

     The Company has conducted an audit of all suppliers and rated them fatal, critical or marginal. All of the suppliers ranked as fatal by the Company have been assessed and/or audited as to the Year 2000 readiness of their products and/or services. An audit of 90% of the suppliers rated by the Company as critical or marginal has been completed. The Company maintains a database of its suppliers and their Year 2000 readiness status. Contingency plans exist for suppliers that are not Year 2000 ready, which plans include engaging replacement suppliers that are Year 2000-ready. The Company believes that its suppliers reviewed to date are Year 2000 ready in all material respects. The Company expects to complete its supplier review and remediation efforts by September 1999.

     CUSTOMER REVIEW

     The Company intends to remain proactive in maintaining a Year 2000-ready installed base. The Company has implemented initiatives to assist clients in upgrading older versions of the Company's product suite to ensure a Year 2000-ready installed base at the turn of the century. Such initiatives to date include communications programs for clients on our websites, newsletters, a Year 2000 hotline, survey campaigns and the education of our direct sales force. The Company maintains a Year 2000 Program Office in conjunction with the professional services, marketing and sales organizations to develop programs to assist clients with their Year 2000 migration efforts.

     FACILITIES REVIEW

     The Company relocated its headquarters in May 1999 and required all products and facilities vendors participating in the relocation to warranty their products and internal systems as being Year 2000 ready.

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

     BUDGET

     The Company does not believe that the total costs associated with the Company's Year 2000 review process and any required modifications to become Year 2000 ready will be material to the Company's results of operations or financial condition. The Company currently estimates the total costs associated with its Year 2000 review process to be approximately $500,000. The use of internal resources or existing infrastructure is not accounted for in this estimate. The total amount expended through June 30, 1999 was approximately $100,000 to purchase lab testing equipment and augment staffing. The Company currently estimates that the future costs of completing the Year 2000 review process will be approximately $400,000 to augment staff and complete independent third-party Year 2000 readiness certification of the Company's current products. The Company has funded and plans to continue to fund its Year 2000 review process from its operating cash flows. The estimated cost of the Company's Year 2000 review process does not represent a percentage of the Company's planned 1999 budget for computer hardware and software. The Company does not anticipate that any existing information technology review procedures will need to be deferred as of part of its Year 2000 efforts.

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

  Euro Conversion

     The Company's international operations entail certain risks associated with the formation of the European economic and monetary union (the "EMU"). On January 1, 1999, EMU member states implemented a single currency, the "Euro". On that day, the Euro became a functional legal currency within these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the French Franc or Deutschemark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly processing each country's respective currencies as well as the Euro.

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

                           PART II. OTHER INFORMATION

ITEM 1. MATERIAL DEVELOPMENTS IN CONNECTION WITH LEGAL PROCEEDINGS.

     N/A

ITEM 2. MATERIAL MODIFICATION OF RIGHTS OF REGISTRANT'S SECURITIES.

     N/A

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

     N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders held on June 10, 1999, the following proposals were adopted by the margins indicated:

     1. To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

                                                           NUMBER OF SHARES
                                                        ----------------------
                                                           FOR        WITHHELD
                                                        ----------    --------
David A. Stamm........................................  20,563,522    188,400
Anthony Zingale.......................................  20,563,297    188,625
Joseph A. Costello....................................  20,559,879    192,043
Christopher H. Greendale..............................  20,551,512    200,410
Thomas H. Bredt.......................................  20,655,782     96,140

     2. To approve the adoption of the Company's 1999 Employee Stock Purchase Plan, authorize the issuance of 1,000,000 shares of Common Stock thereunder, and provide for automatic annual increases in the number of shares reserved thereunder in each of the Company's fiscal years 2000, 2001, 2002, 2003, and 2004 by an amount equal to the lesser of 500,000 shares, 5% of the shares outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares as determined by the Board of Directors.

For.........................................................  12,382,323
Against.....................................................   4,506,450
Abstain.....................................................     151,972
Broker Non-Votes............................................   3,711,177

     3. To approve the amendment of the Company's 1995 Stock Option/Stock Issuance Plan to reserve an additional 500,000 shares of Common Stock for issuance thereunder and provide for automatic annual increases in the number of shares of Common Stock reserved thereunder in each of the Company's fiscal years 2000 and 2001 by an amount equal to 5% of the shares of Common Stock and options outstanding as of the end of the preceding fiscal year.

For.........................................................  9,464,830
Against.....................................................  7,427,143
Abstain.....................................................    148,772
Broker Non-Votes............................................  3,711,177

     4. To approve the adoption of the Company's Non-Employee Directors' Option Plan and to authorize the issuance of up to 300,000 shares of Common Stock thereunder.

For.........................................................  15,614,628
Against.....................................................   1,266,190
Abstain.....................................................     159,927
Broker Non-Votes............................................   3,711,177

     5. To ratify the appointment of PricewaterhouseCoopers L.L.P. as the Company's independent public accountants for the fiscal year ending December 31, 1999.

For.........................................................  20,743,584
Against.....................................................       1,463
Abstain.....................................................       6,875

ITEM 5. OTHER.

     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    EXHIBIT
    NUMBER                        DOCUMENT DESCRIPTION
    -------                       --------------------
      10.1    1999 Employee Stock Purchase Plan
      10.2    Amended and Restated 1995 Stock Option/Stock Issuance Plan
      10.3    Non-Employee Directors Option Plan
      27      Financial data schedule for the six months ended June 30,
              1999 (included only in the copy of this report filed
              electronically with the Securities and Exchange Commission)

(b) Reports on Form 8-K.

    The Registrant filed no reports on Form 8-K during the second quarter ended June 30, 1999.

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

Date: August 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
  10.1   1999 Employee Stock Purchase Plan
  10.2   Amended and Restated 1995 Stock Option/Stock Issuance Plan
  10.3   Non-Employee Directors Option Plan
  27     Financial data schedule for the six months ended June 30,
         1999 (included only in the copy of this report filed
         electronically with the Securities and Exchange Commission)