Form 10-Q
period 1999-09-30
CLARIFY INC
filed 1999-10-29
CIK 1000782

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26776

                                  CLARIFY INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0259235
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                              2560 ORCHARD PARKWAY
                           SAN JOSE, CALIFORNIA 95131
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 965-7000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ]

     As of October 22, 1999 there were 23,713,180 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CLARIFY INC.

                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30,
          1999 and December 31, 1998..................................    3
          Condensed Consolidated Statements of Income for the three
          and nine months ended September 30, 1999 and 1998...........    4
          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1999 and 1998....................    5
          Notes to Condensed Consolidated Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   12

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................   22
SIGNATURE.............................................................   23

                                  CLARIFY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 37,860         $ 31,271
  Short-term investments....................................      30,908           25,917
  Accounts receivable, net of allowances of $5,286 in 1999
     and $2,757 in 1998.....................................      63,094           45,224
  Prepaid expenses and other current assets.................       4,362            2,604
  Deferred tax assets.......................................       4,934            4,934
                                                                --------         --------
          Total current assets..............................     141,158          109,950

Property and equipment, net.................................      14,721            8,437
Long-term investments.......................................       9,387              516
Non-current deferred tax assets.............................       1,860            1,860
Other non-current assets....................................       1,558            1,837
                                                                --------         --------
          TOTAL ASSETS......................................    $168,684         $122,600
                                                                ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 12,565         $  5,826
  Payroll related accruals..................................      13,921            9,589
  Other accrued liabilities.................................       9,864            8,800
  Income taxes payable......................................       1,987            1,980
  Deferred revenue..........................................      31,921           25,086
                                                                --------         --------
          Total current liabilities.........................      70,258           51,281
                                                                --------         --------

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000 shares
     authorized; none outstanding...........................
  Common stock, $.0001 par value, 55,000 shares authorized;
     shares issued and outstanding: 23,378 in 1999 and
     22,168 in 1998.........................................           2                2
  Additional paid-in-capital................................      74,553           59,127
  Accumulated other comprehensive deficit...................        (952)            (602)
  Deferred compensation.....................................          --              (18)
  Retained earnings.........................................      24,823           12,810
                                                                --------         --------
          Total stockholders' equity........................      98,426           71,319
                                                                --------         --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $168,684         $122,600
                                                                ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
Revenues:
  License fees.....................................  $36,940    $22,480    $ 89,780    $58,236
  Services.........................................   26,392     11,977      69,304     30,946
                                                     -------    -------    --------    -------
Total revenues.....................................   63,332     34,457     159,084     89,182
                                                     -------    -------    --------    -------
Cost of revenues:
  License fees.....................................      848        477       2,598      1,592
  Services.........................................   13,786      6,974      38,044     18,392
                                                     -------    -------    --------    -------
Total cost of revenues.............................   14,634      7,451      40,642     19,984
                                                     -------    -------    --------    -------
Gross margin.......................................   48,698     27,006     118,442     69,198
Operating expenses:
  Product development and engineering..............    7,814      4,987      20,287     14,691
  Sales and marketing..............................   27,959     16,827      70,049     42,348
  General and administrative.......................    4,023      2,413      10,415      7,149
                                                     -------    -------    --------    -------
  Total operating expenses.........................   39,796     24,227     100,751     64,188
                                                     -------    -------    --------    -------
Operating income...................................    8,902      2,779      17,691      5,010
Interest and other income (expense), net...........      769        409       2,002      1,036
                                                     -------    -------    --------    -------
Income before income taxes.........................    9,671      3,188      19,693      6,046
Provision for income taxes.........................    3,772      1,180       7,680      2,237
                                                     -------    -------    --------    -------
Net income.........................................  $ 5,899    $ 2,008    $ 12,013    $ 3,809
                                                     =======    =======    ========    =======
Basic net income per share.........................  $  0.25    $  0.09    $   0.53    $  0.18
                                                     =======    =======    ========    =======
Shares used in per share computation -- basic......   23,197     21,739      22,769     21,574
                                                     =======    =======    ========    =======
Diluted net income per share.......................  $  0.23    $  0.09    $   0.47    $  0.17
                                                     =======    =======    ========    =======
Shares used in per share computation -- diluted....   26,120     22,108      25,303    $22,147
                                                     =======    =======    ========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLARIFY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
Cash flows from operating activities:
  Net income................................................  $  12,013    $  3,809
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      4,568       4,041
     Provision for doubtful accounts........................        801       1,520
     Other..................................................         --          71
     Changes in assets and liabilities:
       Accounts receivable..................................    (22,025)     (4,589)
       Prepaid expenses and other current assets............     (1,417)       (128)
       Accounts payable.....................................      6,555        (340)
       Payroll related accruals.............................      4,660       2,121
       Other accrued liabilities............................      1,146       2,301
       Deferred revenue.....................................      9,928       5,519
                                                              ---------    --------
     Net cash provided by operating activities..............     16,229      14,325
                                                              ---------    --------
Cash flows from investing activities:
  Purchase of property and equipment........................    (10,883)     (4,395)
  Purchase of investments...................................   (121,578)    (11,170)
  Sale and maturities of investments........................    107,717      17,290
  Other assets..............................................          2        (970)
                                                              ---------    --------
     Net cash (used for) provided by investing activities...    (24,742)        755
                                                              ---------    --------
Cash flows from financing activities --
  Proceeds from issuance of common stock, net...............     15,428       2,440
                                                              ---------    --------
     Net cash provided by financing activities..............     15,428       2,440
                                                              ---------    --------
Effect of foreign exchange rate changes on cash.............       (326)         (5)
                                                              ---------    --------
Net increase in cash and cash equivalents...................      6,589      17,515
Cash and cash equivalents, beginning of period..............     31,271      20,744
                                                              ---------    --------
  Cash and cash equivalents, end of period..................  $  37,860    $ 38,259
                                                              =========    ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $      21    $      6
                                                              =========    ========
  Cash paid for taxes.......................................  $   3,903    $  1,731
                                                              =========    ========
Supplemental disclosure of noncash investing and financing
  activities:
Change in unrealized net holding gain on investments........  $     (39)   $     (1)
                                                              =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                  CLARIFY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated balance sheets of Clarify Inc. and its subsidiaries ("Clarify" or the "Company") as of September 30, 1999 and December 31, 1998, the related unaudited condensed consolidated statements of income for the three and nine months ended September 30, 1999 and 1998, and the related unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared on substantially the same basis as are the annual consolidated financial statements. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year.

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

 2. COMPREHENSIVE INCOME

     The components of total comprehensive income, net of tax, are as follows (in thousands):

                                                     THREE MONTHS       NINE MONTHS
                                                         ENDED             ENDED
                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                    ---------------   ----------------
                                                     1999     1998     1999      1998
                                                    ------   ------   -------   ------
Net income.......................................   $5,899   $2,008   $12,013   $3,809
Unrealized net holding (loss) gain on
  investments....................................      (10)       4       (39)      (1)
Translation adjustment...........................     (606)    (246)     (311)      (2)
                                                    ------   ------   -------   ------
          Total comprehensive income.............   $5,283   $1,766   $11,663   $3,806
                                                    ======   ======   =======   ======

     The components of accumulated other comprehensive deficit are as follows (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Unrealized net holding (loss) gain on investments...........      $ (29)         $  10
Cumulative translation adjustment...........................       (923)          (612)
                                                                  -----          -----
Accumulated other comprehensive deficit.....................      $(952)         $(602)
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

                                  CLARIFY INC.

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share (in thousands):

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               1999       1998       1999       1998
                                              -------    -------    -------    -------
Weighted average shares
  outstanding -- basic......................   23,197     21,739     22,769     21,574
Dilutive common stock equivalents...........    2,923        369      2,534        573
                                              -------    -------    -------    -------
Weighted average shares and equivalents --
  diluted...................................   26,120     22,108     25,303     22,147
                                              =======    =======    =======    =======
Net income for basic and diluted earnings
  per share computation.....................  $ 5,899    $ 2,008    $12,013    $ 3,809
                                              =======    =======    =======    =======

 4. HEDGING

     In the normal course of business, the Company has exposure to foreign currency fluctuations arising from foreign currency sales and purchases and intercompany transactions, among other things. The Company uses foreign exchange forward contracts to limit its exposure to foreign exchange losses arising from foreign currency payables and receivables. The Company evaluates its net exposure therefrom and enters into forward contracts to hedge the net exposure over a specified amount. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that would otherwise impact the Company's financial results. Costs associated with entering into such contracts are generally amortized over the life of the instruments and are not material to the Company's financial results.

     At September 30, 1999, the Company had foreign currency forward contracts outstanding to hedge foreign currency intercompany accounts receivable and accounts payable. These contracts typically have 30 day maturities and are intended to reduce exposure to foreign currency exchange risk. The total aggregate fair value of and the net unrealized loss on foreign exchange contracts were $16.3 million and $266,000, respectively.

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

 6. SUBSEQUENT EVENTS

     On October 1, 1999, the Company acquired all of the outstanding stock and assumed all of the outstanding options of Newtonian Software, Inc. ("Newtonian") in exchange for Clarify Common Stock and cash. The aggregate purchase price for Newtonian was approximately $17 million, consisting of approximately $6 million in cash and approximately $11 million of Clarify Common Stock. The acquisition will be accounted for under the purchase method of accounting.

     On October 18, 1999, the Company announced the acquisition of the Company by Nortel Networks Corporation ("Nortel"). Upon completion of the acquisition, Clarify stockholders will receive 1.3 shares of Nortel Common Shares for each Clarify share they own. Completion of Nortel's acquisition of the Company is subject to certain regulatory approvals and the approval of a majority of the outstanding shares of Clarify Common Stock.

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

     Clarify markets its software and services primarily through its direct sales organization. Clarify maintains sales and support offices throughout North America, Europe, and the Asia/Pacific region. A variety of industries employ Clarify's solutions, including telecommunications, high technology, financial services, healthcare, consumer products, and travel and entertainment. Clarify's customers include Automatic Data Processing, Inc., BP Amoco, British Telecommunications, Compaq, General Electric Company, Georgia Pacific, The Gillette Company, Hewlett-Packard Company, Microsoft Corporation, and Sprint PCS. Clarify maintains its executive offices at 2560 Orchard Parkway, San Jose, California 95131.

                           PERCENT OF TOTAL REVENUES

     The following table sets forth the percentage of total revenues for certain items in the Company's Condensed Consolidated Statements of Income data for the three and nine months ended September 30, 1999 and 1998.

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                ------------------      ------------------
                                                 1999        1998        1999        1998
                                                ------      ------      ------      ------
Revenues:
  License fees................................   58.3%       65.2%       56.4%       65.3%
  Services....................................   41.7        34.8        43.6        34.7
                                                -----       -----       -----       -----
          Total revenues......................  100.0       100.0       100.0       100.0
Cost of revenues:
  License fees................................    1.3         1.4         1.6         1.8
  Services....................................   21.8        20.2        23.9        20.6
                                                -----       -----       -----       -----
          Total cost of revenues..............   23.1        21.6        25.5        22.4
                                                -----       -----       -----       -----
Gross margin..................................   76.9        78.4        74.5        77.6
Operating expenses:
  Product development and engineering.........   12.3        14.5        12.8        16.5
  Sales and marketing.........................   44.1        48.8        44.0        47.5
  General and administrative..................    6.4         7.0         6.6         8.0
                                                -----       -----       -----       -----
          Total operating expenses............   62.8        70.3        63.4        72.0
                                                -----       -----       -----       -----
  Operating income............................   14.1         8.1        11.1         5.6
Interest and other income (expense), net......    1.2         1.2         1.3         1.2
                                                -----       -----       -----       -----
Income before income taxes....................   15.3         9.3        12.4         6.8
Provision for income taxes....................    6.0         3.4         4.8         2.5
                                                -----       -----       -----       -----
Net income....................................    9.3%        5.9%        7.6%        4.3%
                                                =====       =====       =====       =====

  Revenues

     Total revenues increased $28.9 million (84%) to $63.3 million in the third quarter of 1999 from $34.5 million in the same period one year ago. Total revenues increased $69.9 million (78%) to $159.1 million in the first nine months of 1999 from $89.2 million in the same period one year ago. Revenue from the Americas increased $21.1 million (75%) and $48.2 million (67%) for the third quarter and nine months ended September 30, 1999, respectively, compared to the same periods one year ago. Other international revenue increased $7.8 million (123%) and $21.7 million (128%) for the three and nine months ended September 30, 1999, respectively, compared to the corresponding prior year periods. Other international revenue accounted for approximately 22% and 24% of total revenue in the third quarter and first nine months of 1999, respectively, compared to 18% and 19%, respectively, in the third quarter and first nine months of 1998. The absolute increase in total revenues is a result of growth in both license fees and service revenues. The Company does not believe that the percentage increases in revenues achieved in any one period should necessarily be anticipated in future periods. The Company's revenues are derived primarily from license fees and charges for services, including maintenance, consulting and training. License fees revenue consists of revenue from initial licenses for the Company's products, sales of licenses to existing customers for additional users of the Company's products, product documentation, and fees from sublicensing third-party software products. Services revenue consists primarily of maintenance, consulting, and training revenues. Consulting services consist primarily of implementation services related to the installation of the Company's software and do not include significant customization to or development of the underlying software code.

     License Fees. License fees revenue increased $14.5 million (64%) to $36.9 million in the third quarter of 1999 from $22.5 million in the same period a year ago. License fees revenue increased $31.5 million (54%) to

$89.8 million in the first nine months of 1999 from $58.2 million in the same period a year ago. License fees revenue from the Americas increased $10.4 million (58%) and $19.4 million (43%) for the third quarter and nine months ended September 30, 1999, respectively, compared to the same three and nine month periods a year ago. Other international license fees revenue increased $4.1 million (88%) and $12.1 million (95%), during the third quarter and first nine months of 1999, respectively, compared to the same periods a year ago. Other international license fees revenue accounted for approximately 24% and 28% of total license fees revenue in the third quarter and first nine months of 1999 compared to 21% and 22%, respectively, for the same prior year periods. The increase in license fees revenue was due to further market acceptance of the Company's existing products, continued enhancement of such products and increased breadth of the Company's product offerings. The growth was also attributable to increased follow-on sales to existing customers. The Company expects that license fees revenue will fluctuate as a percentage of total revenue in the future depending on the timing of new product introductions, customer buying patterns, the Company's pricing actions, competition, and other factors. Further, the Company does not believe that license fee revenues in any one period are indicative of license fee revenues in any future period.

     Services. Revenue from services increased $14.4 million (120%) to $26.4 million in the third quarter of 1999 from $12.0 million in the same period one year ago. Revenue from services increased $38.4 million (124%) to $69.3 million in the first nine months of 1999 from $31.0 million in the same period one year ago. Services revenue from the Americas increased $10.7 million (104%) in the current quarter and increased $28.8 million (108%) in the first nine months of 1999, compared to the same periods last year. Other international services revenue increased $3.7 million (220%) and $9.6 million (225%) for the third quarter and first nine months of 1999, respectively, compared to the same periods one year ago. Other international services revenue accounted for approximately 20% of total services revenue in both the third quarter and first nine months of 1999 compared to 14% for both of the corresponding prior year periods. The growth in services revenue in absolute dollars was due to an increase in maintenance and maintenance renewals, and consulting and training services associated with increased sales of the Company's applications. The Company expects that revenue from services will fluctuate as a percentage of total revenue in the future depending on the volume of product implementations as well as customer maintenance renewals. Further, the Company does not believe that revenue from services in any one period is indicative of revenue from services in any future period.

  Costs of Revenues

     Cost of License Fees. Cost of license fees increased to $0.8 million and $2.6 million in the third quarter and first nine months of 1999, respectively, from $0.5 million and $1.6 million, respectively, in the same periods in 1998. Cost of license fees represented 2% and 3% of the related license fee revenues for the third quarter and first nine months of 1999. Cost of license fees as a percentage of license fees revenue may fluctuate from period to period due to the increased or decreased sale of royalty bearing software products and related negotiations for such royalty agreements. Costs related to research, design and development of products are charged to product development and engineering expense as incurred.

     Cost of Services. Cost of services increased to $13.8 million and $38.0 million in the third quarter and first nine months of 1999, respectively, from $7.0 million and $18.4 million, respectively, in the same periods in 1998. Cost of services represented 52% and 55% of the related service revenues for the third quarter and first nine months of 1999, respectively. Cost of services consists primarily of costs incurred in providing telephone support, consulting services, shipment of product upgrades and training of customers. The absolute dollar increases are due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base. The Company expects to make continued investments in its service organization in order to support the Company's customer installed base and anticipates that cost of services will increase in absolute dollars in future periods.

  Operating Expenses

     Product Development and Engineering. Product development and engineering expenses increased $2.8 million (57%) and $5.6 million (38%) in the third quarter and first nine months of 1999, respectively, compared to the same periods one year ago. As a percentage of total revenue, product development and engineering expense decreased to 12% and 13% in the third quarter and nine months of 1999 from 15% and 17%, respectively, for the same periods one year ago. Product development and engineering expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, consulting expenses and the cost of software development tools. Costs related to research, design and development of products are charged to product development and engineering expenses as incurred. The increase in absolute dollars was primarily attributable to an increase in personnel and related overhead costs as well as consulting expenses. The Company currently anticipates that product development and engineering expenses will increase in absolute dollars as the Company continues to commit substantial resources to product development and engineering in future periods.

     Sales and Marketing. Sales and marketing expenses increased $11.1 million (66%) and $27.7 million (65%) in the third quarter and first nine months of 1999, respectively, compared to the same periods one year ago. As a percentage of total revenue, sales and marketing expense decreased to 44% in both the third quarter and nine months of 1999 from 49% and 48% for the same periods one year ago. Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and promotional expenses. The increase in dollar amount was primarily due to the further expansion of the Company's worldwide sales organization, higher sales commissions associated primarily with increased revenue, and increased marketing activities. The Company intends to continue to invest substantial resources in expanding its other distribution channels and conducting marketing programs to support existing and new product offerings. Accordingly, sales and marketing expenses are expected to increase in absolute dollars in future periods.

     General and Administrative. General and administrative expenses increased $1.6 million (67%) and $3.3 million (46%) in the third quarter and first nine months of 1999, respectively, compared to the same periods one year ago. As a percentage of total revenue, general and administrative expense decreased to 6% and 7% in the third quarter and first nine months of 1999 from 7% and 8%, respectively, for the same periods one year ago. General and administrative expenses consist primarily of salaries and benefits, and related overhead costs for the finance, human resources, and executive and administrative personnel of the Company. The increase in dollar amount was due primarily to increases in personnel, related overhead costs and expenses related to the Company's infrastructure expansion. The Company currently expects general and administrative expenses to increase in absolute dollars in the future as the Company continues to expand its infrastructure.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net represents interest income earned on the Company's cash, cash equivalents and investments, and other items including foreign exchange gains and losses. Interest and other income (expense), net increased to $0.8 million in the third quarter of 1999 from $0.4 million in the third quarter of 1998 due to higher investment income and higher foreign exchange gains.

     Provision for Income Taxes. The Company's effective tax rate for the third quarter and first nine months of 1999 and 1998 was 39% and 37%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments totaled $78.2 million at September 30, 1999 representing about 46% of total assets compared to $57.7 million at December 31, 1998, representing about 47% of total assets. The Company has invested its cash in excess of current operating requirements in a portfolio of both taxable and tax-exempt investment grade securities. The investments have variable and fixed interest rates and short and long term maturities. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale".

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

CHANGES IN FINANCIAL CONDITION

     Cash and cash equivalents at September 30, 1999 totaled $37.9 million representing an increase of 21% from December 31, 1998. Operating activities provided $16.2 million. The effect of foreign exchange rate changes generated a decrease of $0.3 million. Investing activities used $24.7 million including a net increase in investments of $13.9 million, and $11.0 million was used to acquire property and equipment (net of proceeds from disposition of property and equipment). Financing activities consisting of sales of shares under employee benefit plans generated $15.4 million.

     Net cash provided by operating activities was $16.2 million in the first nine months of 1999 compared to $14.3 million in the first nine months of 1998. In 1999, net cash provided by operating activities was comprised primarily of net income, increases in accounts payable and payroll related accruals, and depreciation and amortization. In 1998, net cash provided by operating activities was primarily attributable to net income and an increase in other accrued liabilities, deferred revenue and accrued payroll and related accruals, offset primarily by an increase in accounts receivable, after adjustment for the provision of doubtful accounts, depreciation and amortization expense.

     Net cash used in investing activities was $24.7 million in the first nine months of 1999 compared to $0.8 million provided by investing activities in the same period one year ago. In 1999, net cash used resulted from net purchases of investments and net purchases of property and equipment. Purchases of property and equipment primarily related to purchases made in connection with the Company's relocation of its headquarters in May 1999. In 1998 net cash provided by investing activities consisted primarily of net sales of investments partially offset by purchases of property and equipment.

     Net cash provided by financing activities was $15.4 million in the first nine months of 1999 compared to $2.4 million in the first nine months of 1998. The net cash provided for both periods resulted primarily from sales of shares under employee benefit plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The following tables summarize the financial instruments and derivative commodity instruments held by the Company at September 30, 1999, which are sensitive to changes in interest rates and foreign exchange rates. The Company uses forward foreign exchange contracts to manage these primary market exposures associated with underlying assets, liabilities and anticipated transactions. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are held for purposes other than trading.

     In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally included country risk, credit risk, and legal risk, and are not represented in the following tables.

INTEREST RATE SENSITIVITY

     This table presents descriptions of the maturity dates of the financial instruments that were held by the Company at September 30, 1999 and which are sensitive to changes in interest rates (in thousands except percentages):

                                                  SEPTEMBER 30,
                                           ---------------------------
                                            2000       2001      2002     TOTAL FAIR VALUE
                                           -------    ------    ------    ----------------
State and municipal securities...........  $12,461    $4,779    $4,608        $21,848
US Government Agency securities..........    5,147        --        --          5,147
Corporate debt securities................   13,300        --        --         13,300
                                           -------    ------    ------        -------
Total....................................  $30,908    $4,779    $4,608        $40,295
                                           =======    ======    ======        =======
Average interest rate....................     4.44%     3.93%     3.88%

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

     The Company had $16.3 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at September 30, 1999. Gains and losses related to these instruments at September 30, 1999 were not material. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

     The following table provides information about the Company's foreign exchange forward contracts at September 30, 1999. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at September 30, 1999.

     Forward contracts to sell foreign currencies for U.S. dollars:

                                                  AVERAGE            U.S.
                                               CONTRACT RATE    NOTIONAL AMOUNT    FAIR VALUE
                                               -------------    ---------------    ----------
                                                   (IN THOUSANDS, EXCEPT CONTRACT RATES)
Japanese Yen.................................    109.8500           $5,426           $5,638
German Mark..................................      1.8382            3,998            3,932
British Pound Sterling.......................      1.6047            4,333            4,442
Australian Dollar............................      0.6454            1,614            1,631
Singapore Dollar.............................      1.6859              652              645

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

  International Operations

     The Company established its European headquarters in the United Kingdom in 1994. Since then, additional offices have been opened in Germany, France, Japan, Australia, Canada, Singapore, Mexico, and Brazil. To support the growth of the Company's international operations, the Company continues to incur significant costs to build its service and support infrastructure in advance of anticipated revenues. Operating costs in many countries, including some of those in which the Company operates, are often higher than in the United States. As a result of such international expansion, the Company must continue to implement and improve its operational and financial systems and procedures and to expand, train and manage both its employee base and its relationships with third-party implementation providers. International expansion has placed, and is expected to continue to place, a significant strain on the Company's management and operations. There can be no assurance that the Company's international operations will continue to be successful or that the Company will be able to manage effectively the increased level of international operations. To the extent that the Company is unable to do so in a timely manner or is unable to otherwise manage these activities effectively, the Company's growth in international revenues, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

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

     The Company has in the past introduced product upgrades and enhancements on a frequent basis, and expects to continue to introduce upgrades and enhancements of its existing products. The Company also currently plans to introduce and market new products. The upgrades, enhancements and new products are subject to significant technical risks, including the difficulty of ensuring that such products will permit successful migration of customer data from a variety of existing platforms. In the past, the Company has experienced delays in development, which have resulted in delays in the commencement of commercial shipments of new products and enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance on a timely basis, or that the Company's current or future products will conform to industry requirements. If any potential new products, upgrades or enhancements are delayed,experience quality problems or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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

  Product Concentration

     To date, a significant portion of the Company's revenues have been attributable to sales of the Clarify eFrontOffice(TM), suite of products. As a result, factors adversely affecting the pricing of or demand for Clarify eFrontOffice, such as competition or technological change, could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Clarify eFrontOffice. There can be no assurance that the Company will continue to be successful in marketing Clarify eFrontOffice or other products.

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

  Expansion of Distribution Channels

     The Company has historically sold its products primarily through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting, training, and retaining sufficient sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with certain third-party distributors, resellers and systems integrators. There can be no assurance that the Company will be able to attract a sufficient number of third-party distribution partners or that such partners will be able to successfully distribute the Company's products. Any inability to establish and maintain successful relationships with distributors, resellers or systems integrators could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

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

REVIEW PROCESS

     The Company's Year 2000 review process is divided into four components:

     1) Product Review (including review of third-party embedded software)

     2) Corporate Review (including business processes, hardware, software and facilities)

     3) Supplier Review

     4) Customer Review

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

     The Company's current products meet the requirements for general integrity, data integrity, implicit century recognition and leap year recognition for the Year 2000 in all material respects. As an added measure of security, the Company has conducted an independent third-party Y2K certification of the Clarify FrontOffice 98(TM) suite of sales and service applications and verified that the Clarify products are Y2K ready in all material respects. The Company expects to post test result summary data on its Clearanswer client website in the fourth quarter of 1999.

     Although the Company does not warranty version 5.x of the Clarify product suite, the Company has completed testing the suite to provide risk data to customers who choose to remain on that version.

     THIRD-PARTY EMBEDDED PRODUCTS REVIEW

     The Company did not test, and therefore does not warrant, any third-party embedded products or applications distributed as part of the Clarify FrontOffice 98 (CFO98) Bill of Materials to be Year 2000 ready when such embedded products or applications are run in stand-alone mode. The Company has tested, and therefore certifies to be Year 2000 ready, only the custom implementations of third-party embedded products or applications accessible only from within the CFO98 application and only when CFO98 is properly installed and used and unmodified from its intended use. The Company released its next generation product, eFrontOffice(TM), in April 1999 which incorporates updated versions of third-party software as well as all patches to base Clarify code, including any and all identified Year 2000-related updates. The Company believes that eFrontOffice, and all subsequent releases of such product, will continue to be Year 2000 ready in all material respects.

     INFORMATION TECHNOLOGY REVIEW

     The Company has completed all assessment, testing and remediation of its critical business systems and is in the process of completing minor remediations efforts internationally. The Company estimates that minor remediation efforts will continue through December 1999 as we monitor, evaluate and apply vendor patches. Although the Company currently believes its information technology is Year 2000 ready in all material respects, current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs to the Company.

     SUPPLIER REVIEW

     The Company has completed assessment and remediation efforts for all primary and secondary suppliers. The Company maintains a database of its suppliers and their Year 2000 readiness status. Contingency plans exist for suppliers that are not Year 2000 ready, which plans include engaging replacement suppliers that are

Year 2000 ready. The Company believes that all primary and secondary suppliers are Year 2000 ready in all material respects.

     CUSTOMER REVIEW

     The Company intends to remain proactive in maintaining a Year 2000 ready installed base. The Company has implemented initiatives to assist clients in upgrading older versions of the Company's product suite to ensure a Year 2000 ready installed base at the turn of the century. Such initiatives to date include communications programs for clients on our websites, newsletters, a Year 2000 hotline, survey campaigns and the education of our direct sales force. The Company maintains a Year 2000 Program Office in conjunction with the professional services, marketing and sales organizations to develop programs to assist clients with their Year 2000 migration efforts.

     FACILITIES REVIEW

     The Company relocated its headquarters in May 1999 and required all products and facilities vendors participating in the relocation to warranty their products and internal systems as being Year 2000 ready. All facilities worldwide have been surveyed. Year 2000 awareness programs are in progress for all field offices.

     CONTINGENCY PLANS

     The Company has completed contingency planning efforts for core business processes and facilities to protect against a potential interruption in continuity of operations in any of its critical operational areas due to Year 2000-related problems. The Company is in review and revision of contingency plans and expects final versions to be published in the fourth quarter of 1999. The Company does not believe that the costs of developing and implementing its Year 2000 contingency plans will have a material effect on its results of operations or financial condition.

     BUDGET

     The Company does not believe that the total costs associated with the Company's Year 2000 review process and any required modifications to become Year 2000 ready will be material to the Company's results of operations or financial condition. The Company currently estimates the total costs associated with its Year 2000 review process to be approximately $500,000. The use of internal resources or existing infrastructure is not accounted for in this estimate. The total amount expended through September 30, 1999 was approximately $350,000 to purchase lab testing equipment, augment staffing and complete independent third party Year 2000 readiness certification of the Company's current products. Additionally, $50,000 was allocated and expended internally on the testing of older versions of the Clarify suite to bolster internal knowledge so as to provide risk assessment and remediation advice to those customers who are unable to migrate to current versions of the Company's products. The Company currently estimates that the future costs of completing the Year 2000 review process will be approximately $150,000 to augment staff and complete remediation efforts worldwide. The Company has funded and plans to continue to fund its Year 2000 review process from its operating cash flows. The estimated cost of the Company's Year 2000 review process does not represent a significant percentage of the Company's planned 1999 budget for computer hardware and software. The Company does not anticipate that any existing information technology review procedures will need to be deferred as part of its Year 2000 efforts.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5. OTHER INFORMATION

     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT
    NUMBER
    -------
      27       Financial data schedule for the nine months ended September
               30, 1999 (included only in the copy of this report filed
               electronically with the Securities and Exchange Commission)

(b) REPORTS ON FORM 8-K

     The Company filed one report on Form 8-K during the third quarter ended September 30, 1999. The report was filed on August 30, 1999 and reported on the change in the registrant's certifying accountant.

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

Date: October 29, 1999

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER
    -------
      27       Financial data schedule for the nine months ended September
               30, 1999 (included only in the copy of this report filed
               electronically with the Securities and Exchange Commission)